Form 10-Q
period 1995-03-31
MOORES LANE PROPERTIES LTD
filed 1995-05-17
CIK 790609

       FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                               FORM 10-Q


                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1995

                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-3955-A


                         MOORE'S LANE PROPERTIES, LTD.
           (Exact name of Registrant as specified in its charter)


 Tennessee                                           62-1271931
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                  Identification)


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)                             (Zip Code)

                          (615)  292-1040
      (Registrant's telephone number, including area code)

222 Third Avenue North, Suite 345, Nashville, Tennessee 37201
(Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                                 YES    X     NO  ___

                      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                      MOORE'S LANE PROPERTIES, LTD.
                    (A Tennessee Limited Partnership)


                          FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 1995


                                  INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                      MOORE'S LANE PROPERTIES, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                March 31,        December 31,
                                  1995              1994
                              -------------      -------------

                               ASSETS

CASH                         $     199,903      $     72,022

LAND HELD FOR INVESTMENT         3,039,128         3,384,976

OTHER ASSETS                         4,128            12,754

            Total Assets     $   3,243,159      $  3,469,752
                                ==========        ==========



                       LIABILITIES AND PARTNERS' EQUITY


NOTE PAYABLE (PRIVATE)                    -              175,000

ACCOUNTS PAYABLE &
   ACCRUED EXPENSES                     52,913            84,796

ACCRUED INTEREST PAYABLE                  -                8,723

MINORITY INTEREST IN JOINT VENTURE        100                100

PARTNERS' EQUITY                    3,190,146          3,201,133

   Total Liabilities &
     Partners' Equity            $  3,243,159       $  3,469,752
                                   ==========         ==========










                      See notes to financial statements.




                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                             Quarter and
                                          Year to Date Ending
                                               MARCH 31,
                                         _____________________
                                           1995         1994
                                           ____         ____
REVENUE:

  Land Sales
     Sale Proceeds                     $ 1,753,930  $     -
     Cost of Land Sold                     427,848        -
     Selling Expenses                      177,622        -
       Gain on Land                      1,148,460        -

  Interest Income                              133         40
  Miscellaneous                                700        600

       Total Revenue                   $ 1,149,293  $     640


EXPENSES:

  Engineering Fees                          (2,961)  $  2,118
  Property Taxes                             1,147     (6,024)
  Interest Expense                           2,528     10,531
  Management Fees                            3,901      3,901
  Legal & Accounting Fees                   14,700        400
  General & Admin. Expenses                 13,927        260

       Total Expenses                 $     33,242 $   11,186


NET INCOME (LOSS)                     $  1,116,051 $  (10,546)









                       See notes to financial statements


                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          Year-to-date
                                            MARCH 31,
                                    __________________________
                                     1995               1994
                                     ____               ____
Cash Flows from
  Operating Activities:

  Net Income                      $ 1,116,051       $  (10,546)
  Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:
      Change in Accounts Payable      (31,883)         (21,702)
      Change in Other Assets            8,626             -
      Gain on Land Sale            (1,148,460)            -
      Change in Accrued
        Interest Payable               (8,723)            -

        Total Adjustments          (1,180,440)         (21,702)

        Net Cash used in
          Operating Activities        (64,389)         (32,248)

Cash Flows from
  Investing Activities:

  Proceeds from Land Sale           1,576,308             -
  Land Improvements                   (82,000)            -

  Net Cash provided by
    Investing Activities            1,494,308             -

Cash Flows from
  Financing Activities:
  Reduction of Note Payable          (175,000)            -
  Increase in Note Payable                                -
  Cash Distribution to Partners    (1,127,038)            -

        Net Cash Used in
          Financing Activities     (1,302,038)            -

        Net Increase/(Decrease)
          in Cash and
          Cash Equivalents        $   127,881          (32,248)


CASH AT JANUARY 1,                     72,022          116,605

CASH AT MARCH 31,                 $   199,903       $   84,357
                                    ==========         ========

                      See notes to financial statements.

                     MOORE'S LANE PROPERTIES, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 1995
                              (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended March 31,1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first nine months were as follows:

                                    1995              1994
                                  ________          ________
        Management Fees          $  3,901          $  3,901
        Accounting Fees               400               400


C.NOTE PAYABLE

  The note payable represents a $175,000 long-term note payable to a private lending source. The note accrued simple interest at an annual rate of 4% over the Nations Bank Prime Rate charged
  by  Nations  Bank  of  Tennessee.   The note  was secured by a
  mortgage on land held for investment. Semi-annual interest payments were due on April 28 and October 28. The note was fully retired on February 10, 1995.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995.

During the first quarter of 1995, the Registrant had two sales totally six acres. Proceeds were used to fully retire the Note Payable Private and make a distribution to the partners of over a million dollars. The General Partner is actively pursuing other sales contracts. Sales activity for the property is increasing.

Operating  expenses of the Registrant are comparable to the prior
year's quarter except for the following variances.   The increase
in Legal & Accounting fees is due to the timing of audit and  tax
preparation fee payments.   The  actual increase in these fees in
minimal. General & Administrative expenses include the loan costs
incurred with the Note Payable-Private  of $11,754.   These costs
were originally capitalized; due to the early Note retirement, the
remaining asset balance was fully amortized.   The credit balance
in Engineering fees is due to the reimbursement in the first quarter of fees expended and paid in the prior year.

FINANCIAL CONDITION

DEVELOPMENT

The General Partner has no plans for development of the Property except for that pertaining to specific sales.

LIQUIDITY

As of March 31, 1995, the Registrant had a cash balance of $199,903 which the General Partner believes will sufficiently cover operating expenses for the next two years.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for First Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOORE'S LANE PROPERTIES, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date: May 17, 1995                      By:/s/ Steven D. Ezell
                                             ___________________
                                               Steven D. Ezell
                                               President



Date: May 17, 1995                       By:/s/ Michael A. Hartley
                                            ______________________
                                             Michael A. Hartley
                                               Secretary/Treasurer