Form 10-Q
period 1995-06-30
MOORES LANE PROPERTIES LTD
filed 1995-08-14
CIK 790609

       FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                               FORM 10-Q


                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995

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


                          FINANCIAL STATEMENTS
               For the Six Months Ended June 30, 1995


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

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                June 30,        December 31,
                                  1995              1994
                              -------------      -------------

                                 ASSETS

CASH                             $   194,561        $     72,022

LAND HELD FOR INVESTMENT           2,951,485           3,384,976

OTHER ASSETS                           2,178              12,754

            Total Assets         $ 3,148,224        $  3,469,752
                                 ===========        ============



                       LIABILITIES AND PARTNERS' EQUITY


NOTE PAYABLE (PRIVATE)          $      -             $   175,000

ACCOUNTS PAYABLE &
   ACCRUED EXPENSES                   49,243              84,796

ACCRUED INTEREST PAYABLE                -                  8,723

MINORITY INTEREST IN JOINT VENTURE       100                 100

PARTNERS' EQUITY                   3,098,881           3,201,133

   Total Liabilities &
     Partners' Equity            $ 3,148,224        $  3,469,752
                                  ==========          ==========










                      See notes to financial statements.




                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                        Quarter Ending     Year to Date Ending
                           June 30,             June 30,
                      __________________   _____________________
                      1995       1994      1995         1994
                      ____       ____      ____         ____
REVENUE:

 Land Sales
   Sale Proceeds   $    -     $   -       $1,753,930  $   -
   Cost of Land
     Sold               -         -          515,491      -
   Selling
     Expenses           -         -          177,622      -
                      --------  --------  ----------   --------
     Gain on Land       -         -       $1,060,817      -

 Interest Income       4,680        96        4,813       136
 Miscellaneous          -          600          700     1,200

    Total Revenue     $4,680  $    696   $1,066,330  $  1,336


EXPENSES:

 Engineering Fees     2,439      2,729         (222)    4,847
 Property Taxes        (114)       -          1,032    (6,024)
 Interest Expense       -       12,904        2,528    23,435
 Management Fees      3,901      3,901        7,802     7,802
 Legal &
  Accounting Fees     2,076     15,829       16,775    16,229
 General & Admin.
  Expenses              -        1,701        1,875     1,961
 Amortization           -          -         11,754       -
                     _______   _______      _______   _______
    Total Expenses  $ 8,302   $ 37,064   $   41,544  $ 48,250


NET INCOME (LOSS)   $(3,622)  $(36,368)  $1,024,786  $(46,914)









                       See notes to financial statements

                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          Year-to-date
                                            June 30,
                                    __________________________
                                     1995               1994
                                     ____               ____
Cash Flows from
  Operating Activities:

  Net Income                      $1,024,786         $(46,914)
  Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:
      Change in Accounts Payable     (35,553)         (23,582)
      Change in Other Assets          10,576             -
      Gain on Land Sale           (1,060,817)            -
      Change in Accrued
        Interest Payable              (8,723)          10,058
      Change in Cash-
        Interest Reserve                -              10,491

        Total Adjustments         (1,094,517)          (3,033)

        Net Cash used in
          Operating Activities       (69,731)          (49,947)

Cash Flows from
  Investing Activities:

  Proceeds from Land Sale          1,576,308            -
  Land Improvements                  (82,000)          (5,329)

  Net Cash provided by
    Investing Activities           1,494,308           (5,329)

Cash Flows from
  Financing Activities:
  Reduction of Note Payable-Bank                     (400,251)
  Reduction of Note Payable-Other                    (100,000)
  Change in Note Payable-Private    (175,000)         525,001
  Cash Distribution to Partners   (1,127,038)             -

        Net Cash Used in
          Financing Activities    (1,302,038)          24,750

        Net Increase/(Decrease)
          in Cash and
          Cash Equivalents           122,539          (30,526)

CASH AT JANUARY 1,                    72,022          106,114

CASH AT June 30,                 $   194,561      $    75,588
                                   ==========        =========

                      See notes to financial statements.

                     MOORE'S LANE PROPERTIES, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1995
                              (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30,1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first six months were as follows:

                                    1995              1994
                                  ________          ________
        Management Fees          $  7,802           $  7,802
        Accounting Fees             1,600                800


C.NOTE PAYABLE

  The note payable represented a $175,000 long-term note payable to a private lending source. The note accrued simple interest at an annual rate of 4% over the Nations Bank Prime Rate charged
  by  Nations  Bank  of  Tennessee.   The note  was secured by a
  mortgage on land held for investment. Semi-annual interest payments were due on April 28 and October 28. The note was fully retired on February 10, 1995.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995.

During the first quarter of 1995, the Registrant had two sales totalling six acres. Proceeds were used to fully retire the Note Payable (Private) and make a distribution to the partners. There were no sales during the second quarter. The Registrant has received  three  contracts  for  a  total  of  approximately  32
acres.   The  General  Partner expects sales for approximately 8
acres to close in the third quarter. The contract for the remaining 24 acres will likely close in 1996. There are several
contingencies  for these sales to close.   Therefore there can be
no assurances that the contingencies will be met and that the sale will close.

Operating expenses of the Registrant are comparable to the prior year's quarter except for the following variances. Due to the early retirement of the Note Payable-Private, the unamortized loan costs of $11,754 were included in general and administrative expenses. The credit balance in Engineering fees is due to a refund of fees expensed in the prior year. The decline in interest expense is a result of retiring in full the Note Payable during the first quarter of 1995.

FINANCIAL CONDITION

DEVELOPMENT

The General Partner has no plans for development of the Property except for that pertaining to specific sales.

LIQUIDITY

As of June 30, 1995, the Registrant had a cash balance of $194,561 which the General Partner believes will sufficiently cover operating expenses for the next two years.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

           Exhibit 27 - Financial Data Schedule for Second Quarter of 1995


  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOORE'S LANE PROPERTIES, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date:  August 11, 1995                 By:/s/ Steven D. Ezell
                                             ___________________
                                               Steven D. Ezell
                                               President



Date:   August 11, 1995                By:/s/ Michael A. Hartley
                                            ______________________
                                             Michael A. Hartley
                                               Secretary/Treasurer