Form 10-Q
period 1995-09-30
MOORES LANE PROPERTIES LTD
filed 1995-11-14
CIK 790609

       FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                             UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                               FORM 10-Q


                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995

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


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1995


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



                      MOORE'S LANE PROPERTIES, LTD.
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                              September 30,      December 31,
                                  1995              1994
                              -------------      -------------

                    ASSETS

CASH                            $    166,844          $   72,022

LAND HELD FOR INVESTMENT           2,972,296           3,384,976

OTHER ASSETS                           2,177              12,754

            Total Assets          $3,141,317          $3,469,752
                                  ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


NOTE PAYABLE (PRIVATE)           $    -0-              $ 175,000

ACCOUNTS PAYABLE &
   ACCRUED EXPENSES                   43,445              84,796

ACCRUED INTEREST PAYABLE               -                   8,723

MINORITY INTEREST IN JOINT VENTURE       100                 100

PARTNERS' EQUITY                   3,097,772           3,201,133

   Total Liabilities &
     Partners' Equity            $ 3,141,317        $  3,469,752
                                  ==========          ==========










                      See notes to financial statements.




                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                        Quarter Ending     Year to Date Ending
                         September 30,        September 30,
                      _________________   _____________________
                      1995       1994      1995         1994
                      ____       ____      ____         ____
REVENUE:

 Land Sales             -       428,357    1,753,930     428,357
   Sale Proceeds
   Cost of Land
     Sold               -      (137,078)    (515,491)   (137,078)
   Selling
     Expenses           -       (44,907)    (177,622)    (44,907)
     Gain on Land       -       246,372    1,060,817     246,372

 Interest Income        287       1,276        5,099       1,412
 Miscellaneous          -         6,600          701       7,800

    Total Revenue       287     254,248    1,066,617     255,584


EXPENSES:

 Engineering Fees    (4,004)      2,592       (4,225)      7,289
 Property Taxes        -         12,695        1,032       6,671
 Interest Expense      -          8,199        2,528      31,634
 Management Fees      3,901       3,901       11,703      11,703
 Legal &
  Accounting Fees       523         400       17,698      16,629
 Amortization          -          -           11,754         -
 General & Admin.
  Expenses            2,614         263        4,488       2,374

     Total Expenses $ 3,034      28,050       44,978      76,300


NET INCOME (LOSS)   $(2,747)    226,198    1,021,639     179,284









                       See notes to financial statements

                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          Year-to-date
                                          September 30,
                                    __________________________
                                     1995               1994
                                     ____               ____
Cash Flows from
  Operating Activities:

  Net Income                         1,021,639            178,984
  Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:
      Change in Accounts Payable       (41,351)           (10,148)
      Gain on Land Sale             (1,060,817)          (246,372)
      Change in Accrued
        Interest Payable                (8,723)             3,506
      Change in Other Assets            10,577               -


        Total Adjustments           (1,100,314)          (253,014)

        Net Cash used in
          Operating Activities         (78,675)           (74,030)

Cash Flows from
  Investing Activities:

  Proceeds from Land Sale            1,576,308            383,450
  Land Improvements                   (102,811)            (5,729)

  Net Cash provided by
    Investing Activities             1,473,497            377,721

Cash Flows from
  Financing Activities:
  Cash Distribution to Partners     (1,125,000)
  Reduction of Note Payable-Bank          -              (400,251)
  Change in Note Payable-Other        (175,000)            75,000

        Net Cash Used in
          Financing Activities      (1,300,000)          (325,251)

        Net Increase/(Decrease)
          in Cash and
          Cash Equivalents              94,822            (21,560)

CASH AT JANUARY 1,                      72,022            116,605

CASH AT SEPTEMBER 30,               $  166,844             95,045
                                      ==========        =========

                      See notes to financial statements.

                     MOORE'S LANE PROPERTIES, LTD.
                        (A Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 1995
                              (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the nine
  month period ended September 30,1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                    1995              1994
                                  ________          ________
        Management Fees          $ 11,703            11,703
        Accounting Fees             2,000             2,000


C.NOTE PAYABLE (PRIVATE)

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

During the first quarter of 1995, the Registrant had two sales totalling six acres. Proceeds were used to fully retire the Note Payable (Private) and make a distribution to the partners. There were no sales during the second and third quarters. Of the contracts executed earlier this year, two contracts totalling approximately 8 acres are expected to close before year end. The remaining contract for 24 acres is expected to close in 1996. There are several contingencies for these sales to close. Therefore, there can be no assurances that the contingencies will be met and that the sales will close.

Operating  expenses of the Registrant are comparable to the prior
year's quarter except for the following  variances.   The decline
in interest  expense  is a  result  of retiring  in full the Note
Payable  during  the  first  quarter  of 1995.   Due to the early
retirement of the Note Payable-Private, the unamortized loan costs
of $11,754  were expensed during the first quarter of 1995.   The
credit balance in engineering fees is due to reversing payables expensed in the prior year.

FINANCIAL CONDITION

DEVELOPMENT

The General Partner has no plans for development of the Property except for that pertaining to specific sales.

LIQUIDITY

As of September 30, 1995, the Registrant had a cash balance of $166,844 which the General Partner believes will sufficiently cover operating expenses for the next two years.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOORE'S LANE PROPERTIES, LTD.

                                    By:   222 PARTNERS, INC.
                                          General Partner



Date:  November 13, 1995                By:/s/ Steven D. Ezell
                                             ___________________
                                               Steven D. Ezell
                                               President



Date:  November 13, 1995                By:/s/ Michael A. Hartley
                                            ______________________
                                             Michael A. Hartley
                                               Secretary/Treasurer