Form 10-K405
period 1995-12-31
MOORES LANE PROPERTIES LTD
filed 1996-03-29
CIK 790609

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) ofthe Securities Exchange Act of 1934
[Fee Required]
                                For the fiscal year ended
                                    December 31, 1995

                                           or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the transition period from ________  to _______

                                 Commission File Number
                                        33-3955-A


                              MOORE'S LANE PROPERTIES, LTD.
               (Exact name of Registrant as specified in its charter)


        Tennessee                                 62-1271931
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification
                                                  Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500,Nashville, Tennessee 37205
             (Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code: (615) 292-1040


Securities registered pursuant to Section 12(b) of the
Act:
                        None

Title of each class                             Name of each exchange
                                                on which registered

     None                                             None

            Securities registered pursuant to Section 12(g) of the Act:
                          UNITS OF LIMITED PARTNERSHIP INTEREST

                                    (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           [ X ]

         The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 29, 1996. This does not reflect market value, but is the price at which these Units of Limited
Partnership Interest were sold to the public. There is no current market for these Units.

             DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 22, 1986, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                                         PART I

Item 1.  Business

General Development of Business

         Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December
1985, pursuant to the provisions of the Tennessee
Uniform Limited Partnership Act, Chapter 2, Title 61,
Tennessee Code Annotated, as amended.  The General
Partners of Registrant are W. Gerald Ezell and 222
Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the "Joint Venture") and has controlling interest in this Joint Venture.

         Registrant's primary business, as a consolidated entity with the Joint Venture, is to hold for investment certain undeveloped real property located in Franklin, Williamson County, Tennessee (the
"Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the immediately surrounding areas and the growth of the community generally.

Financial Information About Industry Segments

         The Registrant's activity, investment in land, is within one industry segment and geographical area.
Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -
Selected Financial Data.

Narrative Description of Business

         As of December 31, 1995, the Joint Venture owned approximately 61 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150 acre
Cool Springs Corporate and Retail Center.

         The majority of the Property development work was completed in 1991. This work included construction of the Cool Springs Interchange and Mallory Lane north of
Cool Springs Boulevard. Mallory Lane North was relocated and improved from a two lane to a four-lane boulevard. South Springs Drive, which runs through the property, was constructed as a four-lane boulevard.
During 1995, the General Partner began a new phase of development on the Property. This development, which was initiated by a sale in December 1995, includes (i) finishing Mallory Station Road through the Property with utilities and (ii) constructing two detention ponds. This development is expected to cost approximately $700,000, of which $358,000 was retained from the December sale.

Competition:

         The Cool Springs Corporate and Retail Center is in various stages of development and is being developed for retail, office and mixed commercial uses similar to those considered suitable for the Property. Cool
Springs Real Estate Associates, L.P. ("CSREA") owns much of the undeveloped land in the immediate vicinity of the Property. CSREA is an institutional real estate investor. Their asking prices are currently comparable to the Registrant's. There are several other competitive retail sites at the I-65 and Moore's Lane intersection, one mile north of the Cool Springs
Boulevard intersection. However, the General Partner feels that the market can ultimately absorb all these sites and that the Registrant's low cost in its land will allow it to compete effectively.

         An affiliate of the General Partner owns 65 acres in the immediate vicinity of the Property and therefore may have objectives similar to those of the Registrant.
As a result, the Registrant is likely to be in competition for potential buyers of the Property with this affiliate. The General Partner believes that potential purchasers will survey all available property in making their decision, and their choice of location is generally made without regard to the ownership of the land.

         The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services
Corporation, an affiliate of the General Partner.

Item 2.  Properties

         As of December 31, 1995, the Joint Venture of which the Registrant has a controlling interest owned
61 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool
Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool
Springs Galleria mall.

Item 3.  Legal Proceedings

         Registrant is not a party to, nor is any of Registrant's property the subject of any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security
Holders

         The security holders of Registrant did not vote on any matters during the fiscal year covered by this report.


                                         PART II

Item 5.  Market for Registrant's Units of Limited
Partnership
             Interest and Related Security Holder Matters

         There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 29, 1996, there were 565 holders of record of the 7,500 Units of limited partnership interests.

         There are no material restrictions upon
Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data
                                   For the Year Ending
                                      December 31,

                          1995       1994        1993        1992        1991
Total Income         $1,437,479  $ 258,112   $ 902,322   $ 664,567   $ 560,651
Net Income            1,364,037    131,947     786,068     126,319     608,072
Net Income Per Unit      181.87      17.59      104.81       16.84       81.08
Total Assets          2,964,702  3,469,752   3,593,804   4,255,290   4,415,067
Notes Payable             - 0 -    175,000     500,251     982,125   1,200,000
Cash Distributions          220       - 0 -       -0-        -0-         -0-
        per unit

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

1995 Sales
  In February, the Registrant sold approximately 2.2 acres for approximately $682,000 in gross proceeds to a medical office user. In March, 3.3 acres were sold to a hotel developer for approximately $1,071,000. In
November, 2.2 acres were sold to another hotel developer for approximately $583,000. In December, 6.8 acres were sold to a manufacturer for $445,000. From these sale proceeds, $1,650,000 was distributed to the partners, the $175,000 Note payable - private was retired and the remaining proceeds were retained for development and operating expenses.


1994 Sales

  The Registrant sold approximately two acres for $428,000 to Saturn Corporation, who was expanding their original site purchased from the Registrant in 1992.
Proceeds were used to reduce the Note Payable-Private.


1993 Sales

  The Registrant sold 7.72 acres for $1,200,000 and reduced a $722,591 development obligation to a purchaser by transferring title to 1.7 acres. Sale proceeds were used to retire the Note payable to bank, to pay property taxes, and to fund certain site improvement on the sale site. The remaining proceeds were reserved to meet future operational needs.

Operations

  Although there has been some variance between accounts, overall operations of the Registrant have not fluctuated significantly, except for the change in sales explained by the number of acres sold (14.5, 2 and 9.42 in 1995, 1994 and 1993, respectively).
Interest expense has declined through the years due to lower principal balances. Property tax payments have declined through the years due to reductions in land.
The 1994 property tax expense included a $6,000 credit received from a 1993 sale. The increase in 1994 architect and engineering fees is due to the fees incurred in preparation for the car dealership sale in 1994 and the two 1995 sales.

Financial Condition

Development

  During 1995, the General Partner began a new phase of development on the Property. This development was initiated by the sale to the manufacturer in 1995 but also benefits the surrounding area. This development includes finishing Mallory Station Road through the Property with utilities and constructing two detention ponds. This development is expected to costs approximately $700,000, of which $358,000 was retained from the sale in December 1995. The General Partner expects to fund the remaining development costs with proceeds from future sales.

Liquidity & Capital Resources

  As of February 29, 1996, the Registrant has cash of approximately $60,000, which the General Partner believes is sufficient to meet operating needs for 1996.

  Throughout 1995, W. Gerald Ezell, the Registrant's general partner, continued to operate under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy court has approved Mr. Ezell's plan to liquidate his assets and satisfy his creditors. The plan includes the sale of Mr. Ezell's partnership interests, including his general partnership interest in the Registrant. In accordance with the partnership agreement, Mr. Ezell can sell his interest in profits, losses and distributions, but the purchaser does not assume his responsibilities as Managing General
Partner. Therefore, upon the sale of Mr. Ezell's partnership interest, the general partner's interest will be converted into a special limited partner interest and his general partner responsibilities will be transferred to the remaining general partner.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (Statement
121). It requires that long-lived assets that are to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If quoted prices are not available, the estimated fair value is determined using the best information available. After implementation, any material impairments must be recorded to reflect an excess of the carrying amount over the estimated fair value.

Statement 121 is applicable for fiscal years beginning after December 15, 1995, and it will be implemented by the Registrant effective January 1, 1996.
Implementation of Statement 121 is not expected to have a material impact on the financial statements of the Registrant.

Item 8.  Financial Statement and Supplementary Data

          The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures

          None.

                                        PART III

Item 10.  Directors and Executive Officers of the
          Registrant

  Registrant does not have any directors or officers.
W. Gerald Ezell and 222 Partners, Inc. are the General
Partners of the Registrant and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The general partners are as follows:

W. Gerald Ezell

  W. Gerald Ezell, age 65, is the Managing General
Partner of the Partnership. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until
November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance
Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.


  Throughout 1995, W. Gerald Ezell continued to operate under Chapter 11 of the United States Bankruptcy Code.
The Bankruptcy court has approved Mr. Ezell's plan to liquidate his assets and satisfy his creditors. The plan includes the sale of Mr. Ezell's partnership interests, including his general partnership interest in the Registrant. In accordance with the partnership agreement, Mr. Ezell can sell his interest in profits, losses and distributions but the purchaser does not assume his responsibilities as Managing General
Partner. Upon sale of Mr. Ezell's partnership interest, the general partner's interest will be converted into a special limited partner interest and his general partner responsibilities will be transferred to the remaining general partner.

222 Partners Inc.

  222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships.

The executive officers and directors of 222 Partners, Inc. are as follows:

  Steven D. Ezell, age 43, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc.
from September 17, 1986 through the current period.
Mr. Ezell is President and 50% owner of Landmark Realty
Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald
Ezell.

  Michael A. Hartley, age 36, is Secretary/Treasurer and
Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark
Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

Item 11.  Executive Compensation

  During 1995, the Registrant was not required to and did not pay remuneration to any partners of the General
Partner or any affiliates, except as set forth in Item
13 of this report, "Certain Relationships and Related
Transactions." The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management

  As of February 29, 1996, no person or "group" (as that term is used in Section 3 (d)(3) of the Securities
Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant.
There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related
Transactions

  No affiliated entities have, for the year ending
December 31, 1995, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 4 of the notes to consolidated Financial Statements herein.

                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

       (a)     (1)      Financial Statements
                        The following Consolidated Financial Statements are included herein:

                        Independent Auditors' Report                  F-1

                        Financial Statements
                          Consolidated Balance Sheets                 F-2
                          Consolidated Statements of Earnings         F-3
                          Consolidated Statements of Changes
                                      in Partners' Equity             F-4
                          Consolidated Statements of Cash Flows       F-5
                          Notes to Consolidated Financial Statements  F-7

               (2)      Financial Statement Schedule
                          Independent Auditors's Report on Schedule   S-1

                          Schedule XI - Real Estate and Accumulated
                                       Depreciation                   S-2

                          All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or notes thereto.

               (3)      Exhibits

                        3       Amended and Restated Certificate
                                and Agreement of Limited
                                Partnership, incorporated by
                                reference to Exhibit A to the
                                Prospectus of Registrant dated
                                April 22, 1986 filed pursuant to
                                Rule 424(b) of the Securities and
                                Exchange Commission.

                        22      Subsidiaries

                        27      Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MOORE'S LANE PROPERTIES,LTD.



DATE:           March 29, 1996             By:      /s/W.Gerald Ezell
                                                    W. Gerald Ezell
                                                    General Partner



                                           By:     222 Partners, Inc.
                                                   General Partner



DATE:           March 29, 1996                     By:/s/ Steven D. Ezell
                                                      Steven D. Ezell
                                                      President and Director



DATE:           March 29, 1996                     By:/s/ Michael A. Hartley
                                                      Michael A. Hartley
                                                      Vice President
                                                        and Director

                                        SIGNATURES (Cont'd.)

       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 MOORE'S LANE PROPERTIES, LTD.



DATE:           March 29, 1996              By:/s/W. Gerald Ezell
                                               W. Gerald Ezell
                                               General Partner



                                             By:222 Partners, Inc.
                                                General Partner



DATE:           March 29, 1996                   By:/s/ Steven D. Ezell
                                                    Steven D. Ezell
                                                    President and Director



DATE:           March 29, 1996                   By:/s/ Michael A. Hartley
                                                    Michael A. Hartley
                                                    Vice President and
                                                              Director



       Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities
Pursuant to Section 12 of the Act:

       No annual report or proxy material has been sent to security holders.

                              Independent Auditors' Report



The Partners
Moore's Lane Properties, Ltd.:


We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane
Properties, Ltd. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 9, the Partnership adopted in 1995 the provisions of Statement of Financial Accounting
Standards No. 107, Disclosures about Fair Value of
Financial Instruments.


                                KPMG Peat Marwick LLP

Nashville, Tennessee
January 19, 1996

                      MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                               Consolidated Balance Sheets

                               December 31, 1995 and 1994



                      Assets                           1995             1994
                      ______                           ____             ____
Cash and cash equivalents                 $         156,971           72,022
Restricted cash (note 2)                            358,320              -
Land held for investment
   (notes 5 and 6)                                2,448,411        3,384,976
Other assets                                          1,000           12,754
                                                   ________          ________
                 Total assets             $       2,964,702        3,469,752
                                                  =========        =========

        Liabilities and Partners' Equity
           ___________________________
Note payable (note 6)                                  -              175,000
Accounts payable and accrued expenses                55,767            84,796
Accrued interest payable                               -                8,723
Minority interest in joint
    venture (note 3)                                    100               100
                                                   ________          ________
                 Total liabilities                   55,867           268,619

Partners' equity                                  2,908,835         3,201,133
                                                   ________          ________
Commitments and contingencies
    (notes 4, 6, and 7)

                 Total liabilities and
                    partners' equity       $      2,964,702         3,469,752
                                                   ========          ========





[FN]


See accompanying notes to financial statements.

                      MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                           Consolidated Statements of Earnings

                      Years ended December 31, 1995, 1994 and 1993



                                                1995             1994             1993
                                                ____             ____             ____
Income:
    Sales proceeds                           $2,781,178          428,357        1,922,591
    Cost of land sold                        (1,064,918)        (137,078)        (912,470)
    Selling expenses (note 4)                  (288,089)         (44,907)        (114,146)
                                              ________          _______           _______
                 Gain on sale
                    of land                   1,428,171          246,372          895,975

    Interest                                      9,308            3,340            3,493
    Miscellaneous                                   -              8,400            2,854
                                              ________          _______           _______
                 Total income                 1,437,479          258,112          902,322

Expenses:
    Interest                                      3,028           41,936           34,584
    Property taxes                               14,030            7,999           30,295
    Partnership and property
         management fee (note 4)                 15,604           15,604           15,604
    Legal and accounting (note 4)                17,981           16,629           17,095
    General and administrative                    9,554            2,965           12,986
    Architect and engineering
         fees                                     1,491           41,032            5,690
    Amortization expense                         11,754              -               -
                                               ________          _______           _______
                 Total expenses                  73,442          126,165          116,254
                                               --------         --------          -------
                 Net earnings               $ 1,364,037          131,947          786,068
                                              =========         ========          =======

                 Net earnings
                    per unit          $        181.87            17.59             104.81
                                               ======            =====             ======








See accompanying notes to financial statements.


                      MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                       Consolidated Statements of Partners' Equity

                      Years ended December 31, 1995, 1994 and 1993




                                               Limited          General
                                              partners          partner           Total
                                               ______           ______            ____
Partners equity,
    December 31, 1992                 $      2,283,093             25          2,283,118

         Net earnings                          786,068            -              786,068
                                              ________           ____            ________
Partners equity,
    December 31, 1993                        3,069,161             25          3,069,186

         Net earnings                          131,947            -              131,947
                                              ________           ____            ________
Partners equity,
    December 31, 1994                        3,201,108             25          3,201,133

         Net earnings                        1,357,727          6,310          1,364,037

         Distributions                     (1,650,000)        (6,335)        (1,656,335)
                 (note 9)                     ________           ____            ________
Partners equity,
    December 31, 1995                 $      2,908,835            -            2,908,835
                                            ==========         =======        ==========








See accompanying notes to financial statements.

                      MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                          Consolidated Statements of Cash Flows

                      Years ended December 31, 1995, 1994 and 1993

                                                1995             1994             1993

Cash flows from operating activities:
   Net earnings                         $    1,364,037          131,947          786,068
   Adjustments to reconcile
   net earnings to net cash provided
   by operating activities:
       (Increase) decrease
         in escrow deposits                  (358,320)           10,491          (3,120)
       Cost of land sold,
         net of noncash
         transaction                         1,064,918          137,078           89,879
       Cost of land
         improvements, net                   (128,353)         (44,855)        (157,040)
       Decrease (increase)
         in other assets                        11,754         (12,754)            -
       Decrease (increase)
         in accounts payable
         and accrued expenses,
         net of noncash transaction           (29,029)           60,529         (37,277)
       Decrease (increase)
         in accrued interest
         payable                               (8,723)            8,723          (5,812)
                                              ________         ________          ________
                 Total adjustments             552,247          159,212        (113,370)
                                              --------         --------          --------
                 Net cash provided by
                 operating activities        1,916,284          291,159          672,698
                                              --------         --------          --------
Cash flows from financing activities:
     Loan proceeds                                -             525,000             -
     Principal payments on
         note payable - other                     -           (100,000)             -
     Principal payments on
         note payable - private              (175,000)        (350,000)             -
     Principal payments on
         note payable - bank                     -            (400,251)        (581,874)
     Distributions to partners             (1,656,335)            -                 -
                                              ________         ________          ________
                 Net cash used by
                 financing activities      (1,831,335)        (325,251)        (581,874)
                                              ________         ________          ________


See accompanying notes to financial statements.

                            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                    Consolidated Statements of Cash Flows, Continued

                      Years ended December 31, 1995, 1994 and 1993



                                                1995             1994             1993

Net (decrease)
      increase in
      cash and cash
      equivalents                               84,949         (34,092)           90,824

Cash and cash equivalents
    at beginning of year                        72,022          106,114           15,290
                                              ________         ________          ________
Cash and cash equivalents
    at end of year                      $      156,971           72,022          106,114
                                              ========         ========          =======


Supplemental Disclosures of Cash Flow Information:
    Cash paid during the
    year for interest                   $       11,751           33,213           40,396
                                               =======         ========          =======


During 1993, land held for investment and a $100,000
note payable were transferred in payment of a $822,591 account payable. See note 7.

                            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                       Notes to Consolidated Financial Statements

                               December 31, 1995 and 1994



(1)  Summary of Significant Accounting Policies

(a)          Organization

             Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire and hold for investment approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. The General Partners are W. Gerald Ezell (see note 8) and 222 Partners, Inc.

(b)          Principles of Consolidation

             The consolidated financial statements include the accounts of Moore's Lane Properties, Ltd. and the accounts of a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated.

(c)          Income Taxes

             The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.

(d)          Land Held for Investment

             Land held for investment is recorded at cost and includes approximately 72 and 93 acres at December 31, 1995 and 1994, respectively. Of these amounts, management believes that 61 and 76 acres are sellable at December 31, 1995 and 1994, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including insurance and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

(Continued)
                      MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                       Notes to Consolidated Financial Statements

(e)          Revenue Recognition

             Sales are recorded at the time of closing. A portion of sales proceeds is deferred if additional construction is required and is recognized on the percentage of completion method as the construction is completed.

(f)          Partnership Allocations

             Net earnings, losses, and distributions of cash flow of the Partnership are allocated among the limited partners and general partners, in accordance with the agreement of the limited partnership.

(g)          Cash and Cash Equivalents

             The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

             Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

(h)          Estimates

             Management of the Partnership has made
             estimates and assumptions to prepare these financial statements. Actual results could differ from those estimates.

(2) Restricted Cash

             At December 31, 1995, the Partnership has restricted cash balances of $358,320 to be used to fund property improvements, consisting of road and utility work, and property taxes.


(3) Moore's Lane Venture Associates

             On May 29, 1986, Moore's Lane Venture
             Associates (the Joint Venture) was formed with the Partnership and Southeast Venture Companies (Southeast) as joint venturers. On March 4, 1987, the Partnership contributed its land held for investment to the Joint Venture. The contribution of land was accounted for at book value.


(Continued)

                       MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                       Notes to Consolidated Financial Statements




          Southeast will contribute services for overseeing the implementation of the master land use plan and ensuring that any improvements proceed on schedule. The joint venture agreement provides that Southeast will receive 17% of the proceeds of any disposition of the property after the limited partners have received an amount equal to their capital contributions plus their preferred return as defined in the partnership agreement.

(4) Related Party Transactions

          The General Partner and its affiliates have been actively involved in managing the property. Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 1995, 1994 and 1993 are as follows:

                                                         1995           1994        1993

           Commission expense to
               minority interest
               holder                           $     159,535        34,269       60,000
           Accounting fees                              2,000         2,000        2,250
           Partnership and property
               management fee                          15,604        15,604       15,604

(5)       Land Held for Investment

          The components of land held for investment at December 31, are as follows:

                                                                 1995             1994
                                                                 ____             ____
           Land and carrying costs                    $       6,394,420         6,394,420
           Land improvements                                  3,019,505         2,891,152
           Cumulative cost of land and
               improvements sold                             (6,965,514)       (5,900,596)
                                                               ________          ________
                                                      $       2,448,411         3,384,976
                                                               ========          ========

         Aggregate cost for federal income tax
         purposes for this property was $2,673,705 and $3,634,383 at December 31, 1995 and 1994,
         respectively.






(Continued)

                 MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                            (A Limited Partnership)

                  Notes to Consolidated Financial Statements




(6) Note Payable

        On April 28, 1994, the Partnership entered into a $825,000 term loan agreement with a private lending source. At December 31, 1994, the balance outstanding was $175,000 which was paid in full in 1995. The note accrues simple interest at an annual rate of 4% over a local bank's prime lending rate (12.5% at December
        31, 1994). The note is secured by a mortgage on the land held for investment. Semi-annual interest payments are due on April 28 and October 28. The note matures on April 28,
        1996. At December 31, 1995, the Partnership can make additional draws under the loan agreement in the amount of $300,000.

        In addition, the term loan agreement entitles the lender to receive a profit participation equal to 25% of profits, as defined in the loan agreement. At December 31, 1995, the
        Partnership has accrued $4,594 under this agreement.

(7) Note Payable - Other

        On February 3, 1993, the Joint Venture
        conveyed to a purchaser approximately 1.7 acres of land held for investment. Such conveyance satisfied $722,591 of amounts due to the purchaser of $856,530 for infrastructure improvements. In addition to the conveyance of land, the consideration included a cash payment of $33,939 and the issuance of a note payable to the purchaser of $100,000. The note payable was due on February 3, 1995, and had no stated rate of interest. The note was secured by a deed of trust on certain of the Joint Venture's property. On May 3, 1994, the note was retired in full with proceeds from the note payable discussed in note 6.

                  MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                            (A Limited Partnership)

                  Notes to Consolidated Financial Statements



(8) General Partner Bankruptcy

        On February 25, 1991, W. Gerald Ezell, a general partner of the Partnership, elected to file for reorganization under Chapter 11 of the United States Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership. Mr. Ezell has retained his role as an active general partner and continues to fulfill his general partner responsibilities.



(9) Distributions

        For the year ended December 31, 1995, the Partnership made a distribution of $1,656,335.
        Of this amount, $1,650,000 ($220 per unit) was allocated to the limited partners and $6,335 was allocated to the general partner. There were no distributions in 1994 or 1993.

(10) Fair Value of Financial Instruments

        At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $156,971,restricted cash of
        $358,320, and accrued liabilities of $55,767.
        The carrying amounts of cash and cash
        equivalents, restricted cash, and accrued liabilities approximate fair value because of the short maturity of those financial instruments.

Independent Auditors' Report
__________________________



The Partners
Moore's Lane Properties, Ltd.:


Under date of January 19, 1996, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. The consolidated financial statements and our reports thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management.
Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG Peat Marwick LLP



Nashville, Tennessee
January 19, 1996

                                       Schedule XI
                 MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                 (A Limited Partnership)

                        Real Estate and Accumulated Depreciation

                                    December 31, 1995


                                                                                 Initial cost to
                                                                              Partnership

                                                                                      Building and
     Description                        Encumbrances                Land             improvements

72 acres of undeveloped land in
Williamson County, Tennessee              $   -                 5,817,220                 -






                                                           1995            1994               1993

(1) Balance at beginning                             $3,384,976       3,477,199          4,232,629
         of Period
     Additions during period:
         Improvements                                   128,353          51,280            146,718
                                                       --------        --------           --------
                                                        128,353          51,280            146,718
                                                       --------        --------           --------
     Deductions during period:
         Cost of real estate sold                     1,064,918         137,078            902,148
         Other - reimbursement of
         impact fees from
         municipality                                   -                 6,425            -
                                                       --------        --------           --------
                                                      1,064,918         143,503            902,148
                                                       --------        --------           --------
     Balance at end of period                        $2,448,411       3,384,976          3,477,199
                                                      =========       =========          =========

(2) Aggregate cost for
     Federal income tax purposes                     $2,673,705       3,634,383          3,642,836
                                                      =========       =========          =========







See accompanying independent auditors' report.
                                                 Schedule XI

                                MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                           (A Limited Partnership)

                                  Real Estate and Accumulated Depreciation

                                              December 31, 1995









                                                    Cost                            Gross
                                           capitalized subsequent             amount at which
                                                                                   carried
                                               to acquisition                      at close of period

                                                                                    Building &
                                            Improve-     Carrying                     improve-
     Description                               ments        costs            Land        ments       Total


72 acres of undeveloped land in
Williamson County, Tennessee               3,019,505      577,200       1,537,546      910,865


                                                Schedule XI

                                MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                                           (A Limited Partnership)

                                  Real Estate and Accumulated Depreciation

                                              December 31, 1995







                                                       Accumulated         Date of              Date
Description                            Total           depreciation*     construction          acquired

     72 acres of undeveloped land in      2,448,411      -               2/93             12/11/85
         Williamson County, Tennessee



*Life on which depreciation in latest income statement is computed is not applicable.


                         Exhibits filed pursuant to Item 14(a)(3):



                              MOORE'S LANE PROPERTIES, LTD.
                            (A Tennessee Limited Partnership)



                                      Exhibit Index



       Exhibit

       3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit to a Prospectus of Registrant dated April 22, 1986 (Registration No. 33-3395-A)

       22             Subsidiaries

       27             Financial Data Schedule