Form 10-Q
period 1996-03-31
MOORES LANE PROPERTIES LTD
filed 1996-05-10
CIK 790609

 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1996

                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______________


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


                                 YES    X     NO  ___

             PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


             MOORE'S LANE PROPERTIES, LTD.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1996


                         INDEX



     Financial Statements:

          Consolidated Balance Sheets              3
          Consolidated Statements of Operations    4
          Consolidated Statements of Cash Flows    5
          Notes to Financial Statements            6



             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)



                            March 31,     December 31,
                              1996           1995
                           -----------   -------------

                        ASSETS

CASH                       $65,973        156,971

RESTRICTED CASH            420,028        358,320

LAND HELD FOR INVESTMENT 2,448,411      2,448,411

OTHER ASSETS                 1,000          1,000

          Total Assets  $2,935,412   $  2,964,702
                        ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
     ACCRUED EXPENSES       43,757         55,767

MINORITY INTEREST
     IN JOINT VENTURE          100            100

PARTNERS' EQUITY         2,891,555      2,908,835

   Total Liabilities &
     Partners' Equity   $2,935,412     $2,964,702
                        ==========     ==========





          See notes to financial statements.


/TABLE


             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)



                                Quarter and
                            Year to Date Ending
                                 MARCH 31,
                              1996       1995

REVENUE:

  Land Sales
     Sale Proceeds           $   -     $1,753,930
     Cost of Land Sold           -      (427,848)
     Selling Expenses            -      (177,622)
       Gain on Land              -      1,148,460

  Interest Income              718            133
  Miscellaneous                  -            700

       Total Revenue        $  718     $1,149,293


EXPENSES:

  Property Taxes                 -          1,147
  Interest Expense               -          2,528
  Management Fees            3,901          3,901
  Legal & Accounting Fees   13,200         14,700
  General & Admin. Expenses    898         10,966

       Total Expenses     $ 17,999       $ 33,242


NET INCOME (LOSS)       $ (17,281)     $1,116,051







           See notes to financial statements

             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

                                  Year-to-date
                                     MARCH 31,
                                   _________________
                                1996          1995
                                ____          ____
Cash Flows from
  Operating Activities:

  Net Income              $ (17,281)    $1,116,051
  Adjustments to reconcile
   Net Income to Net Cash
   used in Operating Activities:
    Change in A/P           (12,009)      (31,883)
    Change in Other Assets      -           8,626
    Gain on Land Sale           -      (1,148,460)
    Change in Interest Payable  -          (8,723)
    Change in Restr. Cash   (61,708)          -
        Total Adjustments   (73,717)   (1,180,440)

   Net Cash used in
    Operating Activities    (90,998)      (64,389)

Cash Flows from
  Investing Activities:

  Proceeds from Land Sale       -       1,576,308
  Land Improvements             -         (82,000)
  Net Cash provided by
    Investing Activities        -       1,494,308

Cash Flows from
  Financing Activities:
  Reduction of Note Payable     -        (175,000)
  Cash Distribution to Partners -      (1,127,038)
    Net Cash Used in
     Financing Activities       -      (1,302,038)

 Net Increase/(Decrease)in Cash
  and Cash Equivalents     $(90,998)      127,881

CASH AT JANUARY 1,           156,971       72,022
CASH AT MARCH 31,          $  65,973    $ 199,903
                            ========     ========

          See notes to financial statements.
/TABLE

             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1996
                      (Unaudited)


A.ACCOUNTING POLICIES

   The unaudited financial statements presented herein
   have  been prepared in accordance  with  the
   instructions to Form 10-Q and do  not  include  all
   of the information and note  disclosures required  by
   generally  accepted accounting principles.  These
   statements should be read in  conjunction with  the
   financial statements and notes thereto included in
   the Partnership's Form 10-K for  the year  ended
   December 31, 1995.  In the opinion of management,
   such financial statements include all adjustments,
   consisting  only  of normal recurring adjustments,
   necessary to summarize  fairly  the  Partnership's
   financial  position  and results of operations.   The
   results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending
   December 31, 1996.


B.RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                              1996          1995
                              ________    ________
    Management Fees         $  3,901      $  3,901
    Accounting Fees              400           400



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31,
1996.

There have been no sales during the first quarter of 1996. Operations of the Registrant have been comparable to prior quarters except for the fluctuation resulting from the retirement of the Note Payable in February 1995.
Interest expense decreased due to the retiring of the Note Payable-Private in February 1995. General and
Administrative expenses for 1995 include amortization of loan costs incurred with this Note Payable. Originally capitalized, these costs were fully amortized due to the early note retirement.

FINANCIAL CONDITION

DEVELOPMENT

During 1995, the General Partner began a new phase of development on the Property. This development, which was initiated by a sale in December 1995, includes finishing
Mallory Station Road through the Property with utilities and constructing two detention ponds. This development is expected to cost approximately $700,000, of which $358,000 was retained from the December sale.

LIQUIDITY

As of April 30, 1996, the Registrant had an operating cash balance of $59,972 which the General Partner believes will sufficiently cover operating expenses for the next two years, and an escrow cash balance of $420,240 to be used on development.

              PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)    Exhibits

          Exhibit 27 - Financial Data Schedule for the
          First Quarter of  1996

   (b)    No 8-K's have been filed during this quarter.

                      SIGNATURES



Pursuant  to  the  requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                              By:222 PARTNERS, INC.
                                General Partner


Date:  May 13, 1996           By:/s/ Steven D. Ezell
                                ___________________
                                President



Date:  May 13, 1996           By:/s/ Michael A. Hartley
                                ______________________
                                Secretary/Treasurer