Form 10-Q
period 1996-06-30
MOORES LANE PROPERTIES LTD
filed 1996-08-14
CIK 790609

  FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                      UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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


                  FINANCIAL STATEMENTS
         For the Six Months Ended June 30, 1996


                          INDEX



    Financial Statements:

           Consolidated Balance Sheets                 3
           Consolidated Statements of Operations       4
           Consolidated Statements of Cash Flows       5
           Notes to Financial Statements               6



                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)



                               June 30,      December 31,
                                    1996             1995
                               --------      ------------

                ASSETS

CASH                              $ 22,985       $ 156,971

ESCROW DEPOSITS RESTRICTED         415,137         358,320

LAND HELD FOR INVESTMENT         2,510,538       2,448,411

OTHER ASSETS                         1,000           1,000

          Total Assets         $ 2,949,660     $ 2,964,702
                               ===========    ============



                  LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
    ACCRUED EXPENSES                70,521          55,767

MINORITY INTEREST IN JOINT VENTURE     100             100

PARTNERS' EQUITY                 2,879,039       2,908,835

    Total Liabilities &
          Partners' Equity      $2,949,660     $ 2,964,702
                                ==========      ==========




                 See notes to financial statements.


/TABLE


                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                        Quarter to Date      Year to Date
                                   Ending June 30,
                                  ----------------
                          1996     1995         1996          1995

REVENUE:

Land Sales

Sale Proceeds             -         -             -     $1,753,930
Cost of Land Sold         -         -             -        515,491
Selling Expenses          -         -             -        177,622

    Gain on sale          -         -             -      1,060,817

Interest Income          3,147    4,680        3,865         4,813
 Miscellaneous            -         -             -            700

    Total Revenue        3,147   $4,680        3,865     1,066,330


EXPENSES:

 Interest Expense         -          -            -          2,528
 Management Fees         3,901    3,901        7,802         7,802
 Legal &
    Accounting Fees      9,875    2,076       21,887        16,775
 General & Admin.
    Expenses             1,886    2,325        3,972         2,685
 Amortization             -        -              -         11,754
    Total Expenses     $15,662  $ 8,302      $33,661      $ 41,544


NET INCOME (LOSS)     (12,515) $(3,622)    $(29,796)    $1,024,786

                  See notes to financial statements

                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                     Year-to-date
                                       June 30,
                                1996           1995
Cash Flows from Operating Activities:

   Net Income                   $(29,796)   $1,024,786
   Adjustments to reconcile
   Net Income to Net Cash
    used in Operating Activities:
    Change in Accounts Payable     14,754     (35,553)
    Change in Other Assets            -        10,576
    Gain on Land Sale                 -    (1,060,817)
    Change in Accrued
       Interest Payable               -        (8,723)
    Change in Escrow Deposits    (56,817)         -

       Total Adjustments         (42,063)  (1,094,517)

       Net Cash used in
          Operating Activities   (71,859)     (69,731)

Cash Flows from Investing Activities:

   Proceeds from Land Sale           -      1,576,308
   Land Improvements             (62,127)     (82,000)

   Net Cash provided by
    Investing Activities         (62,127)   1,494,308

Cash Flows from Financing Activities:

   Change in Note Payable-Private    -       (175,000)
   Cash Distribution to Partners     -     (1,127,038)

    Net Cash Used in
       Financing Activities          -     (1,302,038)

    Net Increase/(Decrease)
       in Cash and
       Cash Equivalents         (133,986)     122,539

CASH AT JANUARY 1,                156,971      72,022

CASH AT June 30,                 $ 22,985   $ 194,561
                                 ========   =========

                 See notes to financial statements.
/TABLE

                    MOORE'S LANE PROPERTIES, LTD.
                       (A Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 1996
                             (Unaudited)


A.ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
   results of operations.   The results of operations for the six
   month period ended June 30,1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                     1996         1995
                                     ----         ----
       Management Fees             $7,802     $  7,802
       Accounting Fees              1,900        1,600



Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There have been no sales during the first six months of 1996.
Operations of the Registrant have been comparable to prior quarters with few exceptions. Legal and accounting expense increased due to additional charges for Edgar filings. Interest expense decreased due to the retiring of the Note Payable-Private in February 1995. Amortization expenses consist of the loan costs incurred while securing the note payable and were fully amortized when the note was retired.

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

LIQUIDITY

As of June 30, 1996, the Registrant had an operating cash balance of $22,985 which the General Partner believes will sufficiently cover operating expenses for the remainder of the year, and an escrow cash balance of $415,137 to be used on development.

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


                              MOORE'S LANE PROPERTIES, LTD.

                              By:   222 PARTNERS, INC.
                              General Partner



Date:August 14, 1996          By:/s/ Steven D. Ezell
                              President



Date:August 14, 1996          By:/s/ Michael A. Hartley
                              Secretary/Treasurer