Form 10-Q/A
period 1996-06-30
MOORES LANE PROPERTIES LTD
filed 1996-11-05
CIK 790609

  FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                      UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        FORM 10-Q/A No.1
(Mark One)

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


                              MOORE'S LANE PROPERTIES, LTD.

                              By:   222 PARTNERS, INC.
                              General Partner



Date:November 1, 1996          By:/s/ Steven D. Ezell
                               President



Date:November 1, 1996          By:/s/ Michael A. Hartley
                              Secretary/Treasurer