Form 10-Q
period 1996-09-30
MOORES LANE PROPERTIES LTD
filed 1996-11-14
CIK 790609

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

For the period ended September 30, 1996

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


                          FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1996


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

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                 September 30,  December 31,
                                     1996           1995
                                 -------------  -------------

                            ASSETS

CASH                             $    45,751    $   156,971

ESCROW DEPOSITS RESTRICTED           406,361        358,320

LAND HELD FOR INVESTMENT           2,515,272      2,448,411

OTHER ASSETS                           1,000          1,000

            Total Assets          $2,968,384     $2,964,702
                                  ==========     ==========


               LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
   ACCRUED EXPENSES                   44,257         55,767

MINORITY INTEREST IN JOINT VENTURE       100            100

PARTNERS' EQUITY                   2,924,027      2,908,835

   Total Liabilities &
     Partners' Equity            $ 2,968,384   $  2,964,702
                                  ==========     ==========







                      See notes to financial statements.


/TABLE

       4,


                 MOORE'S LANE PROPERTIES, LTD.
                    (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)



                             Quarter Ending     Year to Date
                              September 30,     September 30,

                          1996      1995    1996      1995

REVENUE:

 Land Sales

Sale Proceeds                         -       -   1,753,930
Cost of Land Sold                     -       -    (515,491)
Selling Expenses                      -       -    (177,622)

Gain on Land Sale                     -       -   1,060,817

  Interest Income           264       287   4,129     5,099
  Miscellaneous          49,428       -    49,428       701

    Total Revenue        49,692       287  53,557 1,066,617


EXPENSES:
Engineering Fees            -      (4,004)    -      (4,225)
Property taxes              -         -       -       1,032
Interest Expense            500       -       500     2,528
Management Fees           3,901     3,901  11,703    11,703
Legal & Accounting Fees   1,566       523  24,641    17,698
Amortization                -         -       -      11,754
General & Admin. Expenses    77     2,614   1,521     4,488

  Total Expenses        $ 6,044     3,034  38,365    44,978

NET INCOME (LOSS)      $ 43,648    (2,747) 15,192 1,021,639





                       See notes to financial statements

                 MOORE'S LANE PROPERTIES, LTD.
                    (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                           Year-to-date
                                           September 30,
                                        1996         1995
Cash Flows from
  Operating Activities:

  Net Income                        $ 15,192   1,021,639
  Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:
      Change in Accounts Payable     (11,510)    (41,351)
      Gain on Land Sale                  -    (1,060,817)
      Change in Accrued Interest Payable -        (8,723)
      Change in Other Assets             -        10,577
      Change in Escrow Deposits      (48,041)

        Total Adjustments            (59,551) (1,100,314)

Net Cash used in
    Operating Activities             (44,359)    (78,675)

Cash Flows from Investing Activities:

  Proceeds from Land Sale                -     1,576,308
  Land Improvements                  (66,861)   (102,811)

  Net Cash (used in)/provided by
    Investing Activities             (66,861)  1,473,497

Cash Flows from
  Financing Activities:
  Cash Distribution to Partners          -    (1,125,000)
  Reduction of Note Payable-Bank         -           -
  Change in Note Payable-Other           -      (175,000)

Net Cash Used in Financing Activities    -    (1,300,000)

     Net Decrease in Cash and
        Cash Equivalents            (111,220)     94,822

CASH AT JANUARY 1,                   156,971      72,022

CASH AT SEPTEMBER 30,               $ 45,751  $  166,844
                                   ==========   =========

                      See notes to financial statements.
/TABLE

                 MOORE'S LANE PROPERTIES, LTD.
                    (A Limited Partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Nine Months Ended September 30, 1996
                          (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein  have
been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's
financial  position  and  results of operations.   The results
of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
Compensation earned for these services in the first nine months were as follows:

                                    1996              1995
                                  ________          ________
        Management Fees          $ 11,703            11,703
        Accounting Fees             2,300             2,000



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations for the quarter ended September 30, 1996.

There have been no sales during 1996. The Registrant has two contracts for the sale of approximately five acres. There are several contingencies for this sales to close. Therefore, there can be no assurance that the contingencies will be met and that the sales will close.

Operations of the Registrant have been comparable to prior quarters with few exceptions. Miscellaneous income in 1996 represents a refund of impact fees received from the City of Franklin. This income is a result of the road development that the Registrant has completed in the City of Franklin. Interest expense decreased due to the retiring of the Note Payable-Private in February 1995. Amortization expenses consist of the loan costs incurred while securing the note payable and were fully amortized when the note was retired.

FINANCIAL CONDITION

DEVELOPMENT

Infrastructure development on the Property which began in 1995 continues according to plan. Completion is expected in 1997. This development, which was initiated by a sale in December 1995, includes finishing Mallory Station Road through the Property with utilities and constructing two detention ponds.

LIQUIDITY

As of October 31, 1996, the Registrant had an operating cash balance of $ 18,090 which the General Partner believes will sufficiently cover operating expenses for the rest of the year, and an escrow cash balance of $303,360 to be used on development.

                      PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibit 27 - Financial Data Schedule

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of1934, the Registrant has duly caused this report to be signed onits behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                           By:  222 PARTNERS, INC.
                                General Partner



Date: November 14, 1996         By:/s/ Steven D. Ezell
                                     President



Date: November 14, 1996         By:/s/ Michael A. Hartley
                                     Secretary/Treasurer