Form 10-K405
period 1996-12-31
MOORES LANE PROPERTIES LTD
filed 1997-03-28
CIK 790609

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from ________to_______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         [ X ]
     The aggregate sale price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28,1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 22, 1986, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART I

Item 1.  Business

General Development of Business

     Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December 1985, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partners of Registrant are W. Gerald Ezell and 222 Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the Joint Venture") and has controlling interest in this Joint Venture.

     Registrant's primary business, as a consolidated entity with the Joint Venture, is to hold for investment certain undeveloped real property located Franklin, Williamson County, Tennessee (the "Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the immediately surrounding areas and the growth of the community generally.

Financial Information About Industry Segments

     The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     As of December 31, 1996, the Joint Venture owned approximately 61 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150 acre Cool Springs Corporate and Retail
Center.

     The majority of the Property development work was completed in 1991. This work included construction of the Cool Springs Blvd. interchange and Mallory Lane north of Cool Springs Boulevard. Mallory Lane was relocated and improved from a two lane to a four-lane boulevard. South Springs Drive, which runs through the property, was constructed as a four-lane boulevard. During 1995, the General Partner began a new phase of development on the Property. This development, which was initiated by a sale in December 1995, includes (i) finishing Mallory Station Road through the Property with utilities and (ii) constructing two detention ponds. The development continued throughout 1996 and is expected to be complete in 1997. The development is expected to cost approximately $700,000, of which $358,000 was retained from the December 1995 sale.

Competition:

     The Cool Springs Corporate and Retail Center is in various stages of development and is being developed for retail, office and mixed commercial uses similar to those considered suitable for the Property. Cool Springs Real Estate Associates, L.P. ("CSREA") owns much of the undeveloped land in the immediate vicinity of the Property. CSREA is an institutional real estate investor. Their asking prices are currently comparable to the Registrant's. There are several other competitive retail sites at the I-65 and Moore's Lane Boulevard intersection. However, the General Partner feels that the market can ultimately absorb all these sites and that the Registrant's low cost in its land will allow it to compete effectively.

     An affiliate of the General Partner owns 58 acres in the immediate vicinity of the Property and therefore may have objectives similar to those of the Registrant. As a result, the Registrant is likely to be in competition for potential buyers of the Property with this affiliate. The General Partner believes that potential purchasers will survey all available property in making their decision, and their choice of location is generally made without regard to the ownership of the land.

     The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General
Partners.

Item 2.  Properties

     As of December 31, 1996, the Joint Venture of which the Registrant has a controlling interest owned 61 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
          Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 1997, there were 567 holders of record of 7,500 Units of limited partnership interests.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
                            For the Year Ending
                               December 31,

                         1996      1995        1994        1993       1992
Total Revenue          $54,423   1,437,479    258,112    902,322     664,567
Net (loss) Earnings    (55,302)  1,364,037    131,947    786,068     126,319
Net (loss) Earnings
  per Limited
  Partner Unit           (7.30)     181.03      17.59     104.81       16.84
Total Assets         2,957,702   2,964,702  3,469,752  3,593,804   4,255,290
Notes Payable             -           -       175,000    500,251     982,125
Cash Distributions
  per Limited Partner
  Unit                    -            220       -          -           -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1996 Sales
    There were no sales of land in 1996.

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

Operations

  Although there has been some variance between accounts, overall operations of the Registrant have not fluctuated significantly, except for the change in sales explained above. Miscellaneous income in 1996 represents a refund of impact fees received from the City of Franklin. This income is a result of the road development that the Registrant has completed in the City of Franklin. Interest expense has declined through the years due to lower principal balances. Property tax expense increased in 1996 due to a reassessment of the appraised property values. The 1994 property tax expense included a $6,000 credit received from a 1993 sale. The increase in 1994 architect and engineering fees is due to the fees incurred in preparation for the 1994 and 1995 sales. The increase in legal and accounting fees is due to additional legal services needed to handle partnership issues.

Financial Condition
Development

  During 1995, the General Partner began a new phase of development on the Property. This development was initiated by a sale in 1995 but also benefits the surrounding area. This development includes finishing Mallory Station Road through the Property with utilities and constructing two detention ponds. The development continued throughout 1996 and is expected to be complete in 1997. This development is expected to cost approximately $700,000, of which $385,000 was retained from the sale in December 1995. The General Partner expects to fund the remaining development costs with proceeds from future sales.

Liquidity and Capital Resources

  As of January 31, 1997, the Registrant has cash of approximately $21,912. The General Partner believes that this cash together with anticipated sale proceeds will be sufficient to meet operating needs for 1997.

  Throughout 1996, W. Gerald Ezell, the Registrant's general partner, continued to operate under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy court has approved Mr. Ezell's plan to liquidate his assets and satisfy his creditors. The plan includes the sale of Mr. Ezell's partnership interests, including his general partnership interest in the Registrant. In accordance with the partnership agreement, Mr. Ezell can sell his interest in profits, losses and distributions, but the purchaser does not assume his responsibilities as Managing General Partner. Therefore, upon the sale of Mr. Ezell's partnership interest, the general partner's interest will be converted into a special limited partner interest and his general partner responsibilities will be transferred to the remaining general partner.

  The Partnership adopted the provisions of Statement of Financial
Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on
January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and im-provements held for investment is recorded at cost with no allowance for impair-ment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

  Registrant does not have any directors or officers. W. Gerald Ezell and 222 Partners, Inc. are the General Partners of the Registrant and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The general partners are as follows:

W.Gerald Ezell

  W. Gerald, age 66, is the Managing General Partner of the Partnership. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

  Throughout 1996, W. Gerald Ezell continued to operate under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy court has approved Mr. Ezell's plan to liquidate his assets and satisfy his creditors. The plan includes the sale of Mr. Ezell's partnership interests, including his general partnership interest in the Registrant. In accordance with the partnership agreement, Mr. Ezell can sell his interest in profits, losses and distributions but the purchaser does not assume his responsibilities as Managing General Partner. Upon sale of Mr. Ezell's partnership interest, the general partner's interest will be converted into a special limited partner interest and his general partner responsibilities will be transferred to the remaining general partner.

222 Partners, Inc.

  222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships.

The executive officers and directors of 222 Partners, Inc. are as follows:

  Steven D. Ezell, age 44, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

  Michael A. Hartley, age 37, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

Item 11.  Executive Compensation

  During 1996, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  As of February 28, 1997, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

  No affiliated entities have, for the year ending December 31, 1996, earned or received compensation or payments for services form the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 4 of the notes to consolidated Financial Statements herein.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)  Financial Statements
               The following Consolidated Financial Statements are included herein:

               Independent Auditors' Report                 F-1

               Financial Statements
                 Consolidated Balance Sheets                F-2
                 Consolidated Statements of Earnings        F-3
                 Consolidated Statements of
                       Partners' Equity                     F-4
                 Consolidated Statements of Cash Flow       F-5
                 Notes to Consolidated Financial Statements F-6

          (2)  Financial Statement Schedule
                 Independent Auditors' Report               S-1

                 Schedule III - Real Estate and Accumulated
                      Depreciation                          S-2

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

               22 Subsidiaries

               27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1996.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOORE'S LANE PROPERTIES, LTD.

DATE: March 27, 1997          By:  /s/W. Gerald Ezell
                                      General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 27, 1997              By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 27, 1997              By:/s/ Michael A. Hartley
                                          Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                              MOORE'S LANE PROPERTIES, LTD.

DATE:  March 27, 1997         By:/s/ W. Gerald Ezell
                                     General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 27, 1997              By:/s/Steven D. Ezell
                                         President and Director

DATE:  March 27, 1997              By:/s/Michael A. Hartley
                                         Vice President and Director

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996.

                                                  KPMG Peat Marwick LLP
Nashville, Tennessee
January 20, 1997
                                  F-1

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                      Consolidated Balance Sheets

                      December 31, 1996 and 1995


            Assets                           1996        1995

Cash and cash equivalents            $      26,406       156,971
Restricted cash (note 2)                   303,583       358,320
Land and improvements
  held for investment (note 5)           2,626,713     2,448,411
Other assets                                 1,000         1,000

           Total Assets               $  2,957,702     2,964,702

           Liabilities and Partners' Equity

Liabilities:
   Accounts payable and
     accrued expenses                  $   104,069        55,767
   Minority interest in joint
     venture (note 3)                          100           100

           Total liabilities               104,169        55,867

Partners' equity (deficit):
  Limited partners (7,500 units
    outstanding)                         2,854,086     2,908,835
  General partners                            (553)         -

           Total partners' equity        2,853,533     2,908,835

Commitments (notes 2, 3, and 4)

           Total liabilities and
           partners' equity            $ 2,957,702     2,964,702



See accompanying notes to financial statements.
                                  F-2

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                  Consolidated Statements of Earnings

             Years ended December 31, 1996, 1995, and 1994

                                1996         1995         1994
Revenue:
   Sales of land and
     improvements           $     -       2,781,178      428,357
   Cost of land and
     improvements sold            -      (1,064,918)    (137,078)
   Selling expenses (note 4)      -        (288,089)     (44,907)

Gain on sale of land and
     improvements                 -        1,428,171      246,372

   Interest                       4,995        9,308        3,340
   Miscellaneous                 49,428            -        8,400

         Total Revenue           54,423    1,437,479      258,112

Expenses:
   Interest                         500        3,028       41,936
   Property taxes                60,291       14,030        7,999
   Partnership and property
      management fee (note 4)    15,604       15,604       15,604
   Legal and accounting
      (note 4)                   25,280       17,981       16,629
   General and administrative     5,193        9,554        2,965
   Architect and engineering
      fees                        2,857        1,491       41,032
   Amortization                     -         11,754            -

          Total expenses        109,725       73,442      126,165

          Net (loss)
                earnings   $    (55,302)   1,364,037      131,947

          Net (loss) earnings allocated to:

          General partner  $       (553)       6,310         -

          Limited partner  $    (54,749)   1,357,727      131,947

          Net (loss) earnings per
          limited partner
          unit              $      7.30       181.03        17.59

Weighted average units
  outstanding                     7,500        7,500        7,500

See accompanying notes to financial statements.

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Consolidated Statements of Partners' Equity

             Years ended December 31, 1996, 1995, and 1994



                             Limited        General
                            partners        partner        Total
                        units      amounts
Balance at
  December 31, 1993     7,500  $ 3,069,161       25    3,069,186

     Net earnings         -        131,947      -        131,947
                      _______    _________    _____      _______
Balance at
  December 31, 1994     7,500    3,201,108       25    3,201,133

     Net earnings         -      1,357,727    6,310    1,364,037

     Distributions        -     (1,650,000)  (6,335)  (1,656,335)
       (note 6)       _______   ___________   ______   __________
Balance at
  December 31, 1995     7,500    2,908,835       -     2,908,835

     Net loss             -        (54,749)    (553)     (55,302)
                      _______      ________ ________     ________
Balance at
  December 31, 1996     7,500  $ 2,854,086     (553)   2,853,533











See accompanying notes to financial statements.

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                 Consolidated statements of Cash Flows

             Years ended December 31, 1996, 1995, and 1994

                                  1996          1995        1994
Cash flows from operating activities:
   Net (loss) earnings        $ (55,302)   1,364,037     131,947
   Adjustments to reconcile net
   (loss) earnings to net cash (used)
   provided by operating activities:
     Decrease (increase)in
       escrow deposits            54,737    (358,320)     10,491
     Cost of land and
       improvements sold            -       1,064,918    137,078
     Cost of land improvements (178,302)    (128,353)   (44,855)
     Decrease (increase) in
       other assets                 -          11,754   (12,754)
     Increase (decrease) in
       accounts payable
       and accrued expenses       48,302     (29,029)     60,529
     (Decrease) increase in
       accrued interest payable      -        (8,723)      8,723

     Net cash (used) provided
       by operating activities  (130,565)  1,916,284     291,159

Cash flows from financing activities:
     Loan proceeds                    -            -     525,000
     Principal payments on
       note payable - other           -            -   (100,000)
     Principal payments on
       note payable - private         -    (175,000)   (350,000)
     Principal payments on
       note payable - bank            -            -   (400,251)
     Distributions                    -  (1,656,335)           -
     Net cash used by financing
       activities                     -  (1,831,335)   (325,251)
     Net (decrease) increase
       in cash and cash
       equivalents             (130,565)     84,949      (34,092)

Cash and cash equivalents
     at beginning of year       156,971      72,022      106,114

Cash and cash equivalents
     at end of year            $ 26,406     156,971       72,022

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the
     year for interest           $  500      11,751       33,213
See accompanying notes to financial statements.
                                  F-5

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire and hold for investment approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. The general partners are W. Gerald Ezell and 222 Partners, Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of Moore's Lane Properties, Ltd. and the accounts of a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated.

     (c)  Estimates

     Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.


     (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and include approximately 72 acres at December 31, 1996 and 1995. Of this amount, management believes that 61 acres are sellable at December 31, 1996 and 1995. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to develop land, including interest, insurance, and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cast flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary.

     (e)  Cash and Cash Equivalents

     The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (f)  Revenue Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.

     Annually, the partners receive, from the Partnership, IRS Form K-
     1's which provides them with their share of taxable income (or loss), deductions and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities is the carrying value of land and improvements held for investment. The income tax basis includes additional land development costs not capitalized for book purposes.

     (h)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit are allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partners until the ratio of the general partners' capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partners and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

     Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 69% to the limited partners and 31% to the general partners.

     (i)  Reclassifications

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Restricted Cash

     At December 31, 1995 and 1996, the Partnership has restricted cash balances of $303,583 and $358,320, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes.

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

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1996 and 1995

(4)  Related Party Transactions

     The General Partners and their affiliates have been actively involved in managing the Partnerships. Affiliates of the general partners receive fees and commissions as consideration for performing certain services.  Expenses incurred for these services during
     1996, 1995, and 1994 are as follows:
                          1996           1995          1994

Commission paid to min-
  ority interest holder   $   -       159,535        34,269
Accounting fees             2,900       2,000         2,000
Partnership and property
management fee             15,604      15,604        15,604

(5)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                         1996          1995

Land and carrying costs           $  6,394,420    6,394,420
Land Improvements                    3,197,807    3,019,505
Cumulative cost of land
and improvements sold               (6,965,514)  (6,965,514)
                                  ------------       -------
                                  $  2,626,713    2,448,411

     Aggregate cost for Federal income tax purposes for this property was $2,880,071 and $2,673,705 at December 31, 1996 and 1995,
     respectively.

(6)  Distributions

     For the year ended December 31, 1995, the Partnership made a distribution of $1,656,335. Of this amount, $1,650,000 ($220 per unit) was allocated to the limited partners and $6,335 was allocated to the general partners. There were no distributions in 1996 or 1994.

(7)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents restricted cash, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those financial instruments.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

Under date of January 20, 1997, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996.

                                    KPMG Peat Marwick LLP
Nashville, Tennessee
January 20, 1997

                                                      MOORE'S LANE PROPERTIES, LTD.
                                                         (A Limited Partnership)

                                                               Schedule III

                                                Real Estate and Accumulated Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Buildings Improve-  Carrying    Land    Buildings   Total    Accumu-      Date of     Date
                    brances          and improve- ments     costs            and improve-           lated de-    construc- acquired
                                        ments                                   ments               preciation    tion
   ___________        ______     ____    ________   ________   ________   ____   ________   _____      _______     _______     ____

72 acres of undeveloped
land in Williamson county,
Tennessee            $ -    $5,817,220    -      3,197,807  577,200  1,537,546 1,089,167 2,626,713      -           -      12/11/85

                                                                        S-2

                          MOORE'S LANE PROPERTIES, LTD.
                             (A Limited Partnership)

                                   Schedule III

                    Real Estate and Accumulated Depreciation
                                   (continued)


                                 1996          1995            1994


(1) Balance at beginning     $  2,448,411    3,384,976       3,477,199
       of Period
     Additions during period:
     Improvements                 178,302      128,353          51,280
                                  -------     --------        --------
                                  178,302      128,353          51,280
     Deductions during period:
     Cost of real estate
       sold                          -       1,064,918         137,078
     Other - reimbursement of
       impact fees from municipality -               -           6,425

    Balance at close of
          period              $ 2,626,713    2,448,411       3,384,976

(2)  Aggregate cost for
 Federal income tax
  purposes                    $ 2,880,071    2,673,705       3,634,383




See accompanying independent auditors' report.

           Exhibits filed pursuant to Item 14 (a) (3):

                  MOORE'S LANE PROPERTIES, LTD.
                (A Tennessee Limited Partnership)

                          Exhibit Index

Exhibit

3    Amended and Restated Certificate and Agreement of Limited
     Partnership, incorporated by reference to Exhibit to a Prospectus of Registrant dated April 22, 1986 (Registration
     No. 33-3395-A)

22   Subsidiaries

27   Financial Data Schedule

                   Exhibit 22.  Subsidiaries

                  MOORE'S LANE PROPERTIES, LTD.
                (A Tennessee Limited Partnership)

MOORE'S LANE VENTURE ASSOCIATES
A Tennessee Joint Venture
One Belle Meade Place
4400 Harding Road, Suite 500
Nashville, TN 37205

EIN 62-1310146