Form 10-Q
period 1997-03-31
MOORES LANE PROPERTIES LTD
filed 1997-05-16
CIK 790609

 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1997

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


                 FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1997


                         INDEX



     Financial Statements:

          Consolidated Balance Sheets              3
          Consolidated Statements of Operations    4
          Consolidated Statements of Cash Flows    5
          Notes to Financial Statements            6



             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)



                           March 31,   December 31,
                             1997          1996

                             ASSETS



CASH                               $1,859            26,406

RESTRICTED CASH                   757,406           303,583

LAND HELD FOR INVESTMENT        2,444,242         2,626,713

OTHER ASSETS                        1,000             1,000

Total Assets                   $3,204,507      $  2,957,702
                               ==========         ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
ACCRUED EXPENSES                  201,502           104,069

MINORITY INTEREST
IN JOINT VENTURE                      100               100

PARTNERS' EQUITY
  Limited Partners (7,500
    units outstanding)          3,002,905         2,854,086
  General partners                   -                 (553)
    Total partners' equity      3,002,905          2,853,533

   Total Liabilities &
Partners' Equity               $3,204,507         $2,957,702
                               ==========         ==========

               See notes to financial statements.


                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                        Quarter and
                                    Year to Date Ending
                                         MARCH 31,
                                     1997             1996

REVENUE:

  Land Sales
     Sale Proceeds              $426,650            $-
     Cost of Land Sold          (194,964)            -
     Selling Expenses            (53,825)            -
       Gain on Land              177,861             -

  Interest Income                  1,304              718

       Total Revenue            $179,165             $718


EXPENSES:

  Property Taxes                   9,935              -
  Management Fees                  3,901            3,901
  Legal & Accounting Fees         13,080           13,200
  General & Admin. Expenses        2,877              898

       Total Expenses           $ 29,793         $ 17,999


NET INCOME (LOSS)              $ 149,372         $(17,281)







                See notes to financial statements

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                    Year-to-date
                                      MARCH 31,
                                       1997           1996
Cash Flows from
  Operating Activities:

  Net Income                     $ 149,372       $(17,281)
  Adjustments to reconcile
Net Income to Net Cash
used in Operating Activities:
Change in A/P                       97,433        (12,009)
Gain on Land Sale                 (177,861)          -
Change in Restr. Cash             (453,823)       (61,708)
        Total Adjustments         (534,251)       (73,717)

Net Cash used in
Operating Activities              (384,879)       (90,998)

Cash Flows from
  Investing Activities:

  Proceeds from Land Sale          372,825            -
  Land Improvements                (12,493)           -
  Net Cash provided by
    Investing Activities           360,332            -

 Net Increase/(Decrease)in Cash
  and Cash Equivalents           $ (24,547)      (90,998)

CASH AT JANUARY 1,                  26,406       156,971
CASH AT MARCH 31,                 $  1,859      $ 65,973
                                   ========      ========

               See notes to financial statements.

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)


A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
   results of operations.   The results of operations for the
   three-month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B. RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
   Compensation earned for these services in the first three months were as follows:

                                1997        1996
Management Fees               $  3,901    $  3,901
Accounting Fees                    -           400


 C.  SUBSEQUENT EVENT

   On April 30, 1997, the Registrant secured a $300,000 loan through a private lending source. This loan was used to relieve a temporary cash short fall until restricted development funds could be released. The loan matures in 1 year and accrues interest at prime +4%.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997.

During the first quarter of 1997, the Registrant sold 3.71 acres of industrial property for net proceeds of approximately $372,825.
The proceeds were reserved to cover development costs related to the sale.

Operations of the Registrant are comparable with prior quarters except the increase in property taxes. The Registrant was assessed rollback property taxes on the property sold. The rollback taxes represent approximately 3 years taxes at a commercial rate for the property. These taxes are required when the property is sold as a result of the property being assessed a special reduced rate while the Registrant owned the property. These rollback taxes are paid only when land is sold. Certain other parcels of the Registrant's property will be subject to this rollback tax.

FINANCIAL CONDITION

DEVELOPMENT

The development begun in 1995, finishing Mallory Station Road through the Property with utilities and constructing two detention ponds, is still under construction. The parcel sold in the first quarter of 1997 is included in this development and the sale proceeds were reserved for this development. Current estimates to complete this development total approximately $860,000 of which most is reserved and any additional funds are expected from future sales.

LIQUIDITY

As of April 30, 1997, the Registrant had an operating cash balance of $53,160 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $757,406 to be used on development.

On April 30, 1997, the Registrant secured a $300,000 loan through a private lending source. This loan was used to relieve a temporary cash short fall until restricted development funds could be released. The loan matures in 1 year and accrues interest at prime +4%.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

Exhibit 27 - Financial Data Schedule for the First Quarter of  1997

   (b)  No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                              By:222 PARTNERS, INC.
                                General Partner


Date:  May 15, 1997            By:/s/ Steven D. Ezell
                                   President



Date:  May 15, 1997            By:/s/ Michael A. Hartley
                                Secretary/Treasurer