Form 10-Q
period 1997-06-30
MOORES LANE PROPERTIES LTD
filed 1997-08-14
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended June 30, 1997

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


                     FINANCIAL STATEMENTS
            For the Six Months Ended June 30, 1997


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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                              June 30,     December 31,
                                  1997             1996
                              --------     ------------

               ASSETS

CASH                            $ 36,030        $ 26,406

ESCROW DEPOSITS RESTRICTED       729,958         303,583

LAND HELD FOR INVESTMENT       2,648,390       2,626,713

OTHER ASSETS                       1,000           1,000

          Total Assets       $ 3,415,378     $ 2,957,702
                             ===========    ============



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
    ACCRUED EXPENSES             136,465        104,069

NOTE PAYABLE                     300,000           -

ACCRUED INTEREST PAYABLE           6,267           -

MINORITY INTEREST IN JOINT VENTURE   100            100

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)             2,972,546      2,854,086
   General Partners                -               (553)
      Total partners equity    2,972,546      2,853,533

Total Liabilities &
      Partners' Equity        $3,415,378    $ 2,957,702
                              ==========      ==========

                    See notes to financial statements.

/TABLE


                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                       Quarter to Date     Year to Date
                                 Ending June 30,
                                ----------------
                        1997     1996        1997          1996

REVENUE:

Land Sales

Sale Proceeds            -       -      $426,650             -
Cost of Land Sold        -       -      (194,964)            -
Selling Expenses         -       -       (53,825)            -

    Gain on sale         -       -       177,861             -

Interest Income        2,038    3,147      3,342          3,865
 Miscellaneous            33     -            33             -

    Total Revenue      2,071    3,147   $181,236          3,865


EXPENSES:

 Property Taxes          -       -         9,935             -
 Interest Expense      8,267     -         8,267             -
 Management Fees       3,901    3,901      7,802          7,802
 Legal &
    Accounting Fees   13,380    9,875     26,460         23,075
 General & Admin.
    Expenses             777    1,886      2,339          2,784
 Loan closing expense  6,105     -         7,420             -
    Total Expenses    32,430  $15,662   $ 62,223        $33,661


NET INCOME (LOSS)   (30,359) (12,515)   $119,013      $(29,796)

                     See notes to financial statements

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                              June 30,
                                         1997         1996
Cash Flows from Operating Activities:

  Net Income                          $119,013     $(29,796)
  Adjustments to reconcile
  Net Income to Net Cash
    used in Operating Activities:
    Change in Accounts Payable          32,396        14,754
    Gain on Land Sale                 (177,861)          -
    Change in Accrued
       Interest Payable                  6,267           -
    Change in Escrow Deposits         (426,375)     (56,817)

       Total Adjustments              (565,573)     (42,063)

       Net Cash used in
          Operating Activities        (446,560)     (71,859)

Cash Flows from Investing Activities:

  Proceeds from Land Sale              372,825          -
  Land Improvements                   (216,641)     (62,127)

  Net Cash provided by
    Investing Activities               156,184      (62,127)

Cash Flows from Financing Activities:

  Change in Note Payable               300,000          -

    Net Cash Used in
       Financing Activities            300,000          -

    Net Increase/(Decrease)
       in Cash and
       Cash Equivalents                  9,624     (133,986)

CASH AT JANUARY 1,                      26,406       156,971

CASH AT June 30,                        36,030      $ 22,985
                                       ========   =========

                    See notes to financial statements.
/TABLE

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Six Months Ended June 30, 1997
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30,1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                           1997         1996
                                           ----         ----
       Management Fees                   $7,802     $  7,802
       Accounting Fees                    1,550        1,900


C.  NOTE PAYABLE

   On April 30, 1997, the Registrant secured a $300,000 loan through a private lending source. This loan was used to relieve a temporary cash short fall until restricted development funds could be released. The loan matures in 1 year and accrues interest at prime +4%.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
There were no sales during the second quarter of 1997, but during the first quarter of 1997, the Registrant sold 3.71 acres of industrial property for net proceeds of approximately $372,825. The proceeds were reserved to cover development costs related to the sale.

Operations of the Registrant are comparable with prior quarters except for the following. Property tax expense is for rollback property taxes. The Registrant was required to pay rollback property taxes on the property sold in 1997. The city and county assessed rollback taxes on the date of sale of certain farm land. The tax is equal to approximately 3 years taxes at a commercial rate. Certain other parcels of the Registrant's property will be subject to this rollback tax when sold.

The increase in interest expense is due to the Note payable incurred in April, 1997. The Registrant had no interest bearing liabilities in 1996.

The 1997 loan closing costs were associated with obtaining the Note payable in the second quarter and are one-time only expenses.
Because of the short loan period (one year), these costs were expensed and not capitalized and amortized.

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

LIQUIDITY

As of July 31, 1997, the Registrant had an operating cash balance of $ 28,598 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $609,291 to be used on development.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:August 14, 1997                     By:/s/ Steven D. Ezell
                                            President



Date:August 14, 1997                     By:/s/ Michael A. Hartley
                                            Secretary/Treasurer