Form 10-Q
period 1997-09-30
MOORES LANE PROPERTIES LTD
filed 1997-11-21
CIK 790609

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

 For the period ended September 30, 1997

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


                           FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 1997


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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                              September,                  December 31,
                                  1997             1996
                              --------     ------------

               ASSETS

CASH                           $ 497,636        $ 26,406

ESCROW DEPOSITS RESTRICTED       777,512         303,583

LAND HELD FOR INVESTMENT       2,116,874       2,626,713

OTHER ASSETS                       1,500           1,000

          Total Assets       $ 3,393,522     $ 2,957,702
                             ===========    ============



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
    ACCRUED EXPENSES               4,456        104,069

MINORITY INTEREST IN JOINT VENTURE   100            100

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)             3,388,966      2,854,086
   General Partners                -               (553)
      Total partners equity    3,388,966      2,853,533

Total Liabilities &
      Partners' Equity        $3,393,522    $ 2,957,702
                              ==========      ==========

                    See notes to financial statements.

/TABLE

       4,


                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                          Quarter Ending      Year to Date
                           September 30,      September 30,

                           1997        1996          1997           1996

REVENUE:

 Land Sales

Sale Proceeds          2,333,480       -           2,760,130          -
Cost of Land Sold     (1,105,415)      -          (1,300,379)         -
 Selling Expenses       (233,643)      -            (287,468)         -

Gain on Land Sale        994,422       -           1,172,283          -

Interest Income            2,412        264            5,754         4,129
Miscellaneous               -        49,428               33        49,428

    Total Revenue        996,834     49,692        1,178,070        53,557

EXPENSES:
Property taxes            47,456       -              57,391          -
Int.Exp.& Financing Fees   6,411        500           22,098           500
Management Fees            3,901      3,901           11,703        11,703
Legal & Accounting Fees   (8,150)     1,566           18,310        24,641
General & Admin. Expenses  1,933         77            4,272         1,521

  Total Expenses        $ 51,551      6,044          113,774        38,365

NET INCOME             $ 945,283     43,648        1,064,296        15,192


                       See notes to financial statements


                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Year-to-date
                                            September 30,
                                         1997         1996
Cash Flows from
  Operating Activities:

  Net Income                        1,064,296      15,192
  Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:
      Change in Accounts Payable      (99,613)    (11,510)
      Gain on Land Sale            (1,172,283)        -

      Change in Other Assets             (500)        -
      Change in Escrow Deposits      (473,929)    (48,041)

        Total Adjustments          (1,746,325)    (59,551)

Net Cash used in
    Operating Activities             (682,029)    (44,359)

Cash Flows from Investing Activities:

  Proceeds from Land Sale           2,472,662         -
  Land Improvements                  (790,540)    (66,861)

  Net Cash (used in)/provided by
    Investing Activities            l,682,122     (66,861)

Cash Flows from
  Financing Activities:
  Cash Distribution to Partners      (528,863)        -

Net Cash Used in Financing Activities    -            -

     Net Decrease in Cash and
        Cash Equivalents              471,230    (111,220)

CASH AT JANUARY 1,                     26,406     156,971

CASH AT SEPTEMBER 30,                $497,636    $ 45,751
                                    ==========   =========

                      See notes to financial statements.
/TABLE

                      MOORE'S LANE PROPERTIES, LTD.
                         (A Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997
                               (Unaudited)


 A.ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the
 Partnership's  financial  position  and  results of operations.   The results
 of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


 B.RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                     1997              1996
                                   ________          ________
         Management Fees          $ 11,703            11,703
         Accounting Fees             2,300             2,000



 C. SUBSEQUENT EVENT

 On October 24, 1997, the Registrant sold 10 acres for approximately $1.2 million.

 Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 There were three sales during the second quarter of 1997 totalling $2.3 million dollars in gross proceeds for approximately 15 acres. During the first quarter of 1997, the Registrant sold 3.71 acres of industrial property for net proceeds of approximately $372,825. From the sale proceeds, the $300,000 note payable was retired, approximately $150,000 was reserved for site development related to the sale sites, and $528,863 was distributed to the partners.

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

 The increase in interest expense and financing fees is due to the $300,000 Note payable secured in April, 1997. The loan was retired in August 1997. The Registrant incurred interest of approximately $11,000 and financing fees of approximately $9,000. The Registrant also incurred interest on other short term loans totalling $2000. The Registrant had no interest bearing liabilities in 1996.

 Legal & Accounting fees were over accrued at June 30, 1997. The correction of this accrual resulted in a credit balance for the third quarter of 1997. Legal and accounting fees for 1997 are lower than 1996 due to additional legal work required in 1996.

 LIQUIDITY

 As of October 31, 1997, the Registrant had an operating cash balance of $ 181,173 which the General Partner believes will sufficiently cover operating expenses for the rest of the year, and an escrow cash balance of $852,512 to be used on development.

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


                           MOORE'S LANE PROPERTIES, LTD.

                           By:  222 PARTNERS, INC.
                                General Partner



 Date: November 21, 1997        By:/s/ Steven D. Ezell
                                     President



 Date: November 21, 1997        By:/s/ Michael A. Hartley
                                     Secretary/Treasurer