Form 10-K405
period 1997-12-31
MOORES LANE PROPERTIES LTD
filed 1998-03-31
CIK 790609

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 22, 1986, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART I

Item 1.  Business

General Development of Business

     Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December 1985, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act,
Chapter 2, Title 61, Tennessee Code Annotated, as amended.  The
General Partner of Registrant is 222 Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the "Joint Venture") and has controlling interest in this Joint Venture.

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

Narrative Description of Business

     As of December 31, 1997, the Joint Venture owned approximately 29 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150 acre Cool Springs Corporate and Retail
Center.

     The majority of the Property development work was completed in 1991. This work included construction of the Cool Springs Blvd. interchange and Mallory Lane north of Cool Springs Boulevard.
Mallory Lane was relocated and improved from a two lane to a four-lane boulevard. South Springs Drive, which runs through the property, was constructed as a four-lane boulevard. During 1995, the General Partner began a new phase of development on the Property. This development, which was initiated by a sale in December 1995, includes (i) finishing Mallory Station Road through the Property with utilities and (ii) constructing two detention ponds. The development work was substantially completed in 1997 and is expected to be totally completed in 1998.

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

Item 2.  Properties

     As of December 31, 1997, the Joint Venture of which the Registrant has a controlling interest owned 29 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
          Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500
Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February
28, 1998, there were 572 holders of record of 7,500 Units of limited partnership interests.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
                            For the Year Ending
                               December 31,

                          1997        1996         1995       1994        1993
Total Revenue      $ 1,580,487      54,423    1,437,479    258,112     902,322
Net Earnings(Loss)   1,214,577     (55,302)   1,364,037    131,947     786,068
Net Earnings(Loss)
  per Limited
  Partner Unit         109.16        (7.30)      181.03      17.59      104.81
Total Assets        2,629,195    2,957,702    2,964,702  3,469,752   3,593,804
Notes Payable           -            -            -        175,000     500,251
Cash Distributions
  per Limited Partner
  Unit                    170        -              220       -           -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales
     During 1997, there were six sales totalling over $4 million selling approximately 30 acres. The sale proceeds were used to retire the $300,000 note payable, set aside development reserves of $686,571 and distribute $1,275,000 to the limited partners. The proceeds distributed from these sales allowed the Registrant to fully return all capital and preferred return to the Limited Partners. As stated in the Limited Partnership Agreement, all cash distributions will be allocated 31% to the general partner and special limiteds and 69% to the limited partners. The allocation ratio of limited partner to general partner and special limiteds prior to the return of capital was 99:1.

     There were no sales of land in 1996.

     In 1995, the Registrant sold approximately 15 acres for over $2.7 million in gross proceeds. The sale proceeds were used to distribute $1,650,000 to the limited partners, to retire the $175,000 Note payable
- private and the remaining proceeds were retained for development and operating expenses.


Operations

  Operations of the Registrant are comparable with prior years except for the following. The 1997 increase in interest expense is due to the $300,000 note payable secured in April 1997. The loan was retired in full in August 1997. The Registrant incurred interest of approximately $11,000 and financing fees of approximately $9,000. The Registrant also incurred interest on short term loans totalling $2,000. The Registrant had no interest bearing liabilities in 1996.

     Property tax expense includes rollback property taxes paid on the property sold. Most of the land sold in 1997 had been taxed at a less expensive agricultural rate while the Registrant held it undeveloped. The Registrant was allowed to keep this agricultural tax rate even though the land was included in the Cool Springs Corporate and Retail Center because the land was subject to rollback taxes. The city and county assessed rollback taxes on the date of sale of certain farm land. The tax is equal to approximately 3 years taxes at a commercial rate. Certain other parcels of the Registrant's property will be subject to this rollback tax when sold.

     Legal and Accounting fees for 1996 are high due to additional legal services needed to handle partnership issues. Architect and engineering fees increased in 1997 due to the increase in sales activity.

     Miscellaneous income in 1996 represents a refund of impact fees received from the City of Franklin. This income is a result of the road development that the Registrant has completed in the City of Franklin.

Financial Condition

Development

  During 1995, the General Partner began a new phase of development on the Property. This development was initiated by a sale in 1995 but also benefits the surrounding area. This development includes finishing Mallory Station Road through the Property with utilities and constructing two detention ponds. The development was substantially completed in 1997 and is expected to be totally complete in 1998. All development costs have been funded.

Liquidity and Capital Resources

  As of February 28, 1998, the Registrant has cash of approximately $113,013. The General Partner believes that this cash will be sufficient to meet operating needs for 1998.

  On November 10, 1997, W. Gerald Ezell, then the Registrant's general partner, sold his partnership interest in the Registrant. In accordance with the partnership agreement, the general partner's interest was converted into a special limited partner interest and his general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc. Mr. Ezell continues to serve on the Board of 222 Partners, Inc.

  The General Partner has considered the impact of year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

  Registrant does not have any directors or officers. 222 Partners, Inc. is the General Partner of the Registrant and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners, Inc.

  222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships.

The executive officers and directors of 222 Partners, Inc. are as follows:

  Steven D. Ezell, age 45, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

  Michael A. Hartley, age 38, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

  W. Gerald, age 67, is a director of corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     On November 10, 1997, W. Gerald Ezell, then the Registrant's general partner, sold his partnership interest in the Registrant. In accordance with the partnership agreement, the general partner's interest was converted into a special limited partner interest and his general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc. Mr. Ezell continues to serve on the Board of 222 Partners, Inc.

Item 11.  Executive Compensation

  During 1997, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

     The proceeds distributed from the 1997 sales allowed the Registrant to fully return all capital and preferred return to the Limited Partners. As stated in the Limited Partnership Agreement, all future cash distributions will be allocated 69% to the limited partners and 31% to the general partner and special limiteds. The allocation ratio of limited partner to general partner and special limiteds prior to the return of capital was 99:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  As of February 28, 1998, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

  No affiliated entities have, for the year ending December 31, 1997, earned or received compensation or payments for services from the Registrant in excess of $60,000 except for the following:

Commissions paid to minority interest holder           $130,810
Development fees paid to minority interest holder        83,199

For a listing of miscellaneous transactions with affiliates refer to
Note 4 of the notes to consolidated Financial Statements herein.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)  Financial Statements
               The following Consolidated Financial Statements are included herein:

               Independent Auditors' Report                 F-1

               Financial Statements
                 Consolidated Balance Sheets                F-2
                 Consolidated Statements of Operations F-3 Consolidated Statements of
                       Partners' Equity                     F-4
                 Consolidated Statements of Cash Flows F-5 Notes to Consolidated Financial Statements F-6

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

               22 Subsidiaries

               27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1997.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1998              By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 31, 1998              By:/s/ Michael A. Hartley
                                          Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                              MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1998              By:/s/Steven D. Ezell
                                         President and Director

DATE:  March 31, 1998              By:/s/Michael A. Hartley
                                         Vice President and Director

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996.

                                                  KPMG Peat Marwick LLP
Nashville, Tennessee
January 30, 1998
                                  F-1

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                      Consolidated Balance Sheets

                      December 31, 1997 and 1996


            Assets                           1997        1996

Cash and cash equivalents            $       192,693      26,406
Restricted cash (note 2)                     742,843     303,583
Land and improvements
  held for investment (note 5)             1,692,659   2,626,713
Other assets                                   1,000       1,000

           Total Assets               $    2,629,195   2,957,702

           Liabilities and Partners' Equity

Liabilities:
   Accounts payable and
     accrued expenses                 $       47,832     104,069
   Minority interest in consolidated
     joint venture (note 3)                      100         100

           Total liabilities                  47,932     104,169

Partners' equity (deficit):
  Limited partners (7,500 units
    outstanding)                           2,397,794   2,854,086
  General partners                             3,953        (553)
  Special limited partners                   179,516        -


           Total partners' equity          2,581,263   2,853,533

Commitments (notes 2, 3, and 4)

           Total liabilities and
           partners' equity            $  2,629,195    2,957,702



See accompanying notes to consolidated financial statements.
                                  F-2

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                  Consolidated Statements of Operations

             Years ended December 31, 1997, 1996, and 1995

                                1997         1996         1995
Revenue:
   Sales of land and
     improvements           $  4,205,662        -       2,781,178
   Cost of land and
     improvements sold        (2,213,987)       -      (1,064,918)
   Selling expenses (note 4)    (416,942)       -        (288,089)

   Gain on sale of land and
     improvements              1,574,733        -       1,428,171
   Interest                        5,754       4,995        9,308
   Miscellaneous                       -      49,428            -
         Total revenue         1,580,487      54,423    1,437,479

Expenses:
   Interest                       22,284         500        3,028
   Property taxes                154,459      60,291       14,030
   Partnership and property
      management fee (note 4)     15,604      15,604       15,604
   Legal and accounting
      (note 4)                    19,310      25,280       17,981
   General and administrative      3,538       5,193        9,554
   Architect and engineering
      fees                        13,613       2,857        1,491
   Amortization                        -         -         11,754
          Total expenses         228,808     109,725       73,442

          Net earnings (loss)
          before minority
          interest             1,351,679     (55,302)   1,364,037
          Minority Interest      137,102         -            -
                               ---------     --------     --------
          Net earnings (loss) $1,214,577     (55,302)   1,364,037
          Net earnings (loss) allocated to:

       General partners    $       4,506        (553)       6,310
       Special limited partners  391,363         -           -
       Limited partners    $     818,708     (54,749)   1,357,727

          Net earnings (loss) per
          limited partner
          unit             $      109.16       (7.30)      181.03
Weighted average units
  outstanding                      7,500       7,500        7,500

See accompanying notes to consolidated financial statements.
                                  F-3
            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Consolidated Statements of Partners' Equity

             Years ended December 31, 1997, 1996, and 1995

                                             Special
                             Limited         Limited     General
                            partners        partners    partners    Total
                       units     amounts
Balance at
     December 31, 1994  7,500 $3,201,108        -            25     3,201,133

     Net earnings           -  1,357,727        -         6,310     1,364,037

     Distributions to
     partners (note 6)      - (1,650,000)       -        (6,335)   (1,656,335)
                      _______ ___________   ________      ______    __________

Balance at
     December 31, 1995  7,500  2,908,835        -           -       2,908,835

     Net loss               -    (54,749)       -          (553)      (55,302)
                      _______    ________   ________    ________      ________
Balance at
     December 31, 1996  7,500  2,854,086        -          (553)    2,853,533

     Net earnings           -    818,708    391,363       4,506     1,214,577

     Distributions
     to partners (note 6)   - (1,275,000)  (211,847)        -      (1,486,847)
                     --------    --------   --------   ---------    ----------
Balance at
     December 31, 1997  7,500  $2,397,794   179,516        3,953    2,581,263

See accompanying notes to consolidated financial statements.
                                               F-4
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                    (A Limited Partnership)
                 Consolidated statements of Cash Flows

             Years ended December 31, 1997, 1996, and 1995

                                                1997           1996           1995
Cash flows from operating activities:
   Net earnings (loss)                        $ 1,214,577       (55,302)      1,364,037
   Adjustments to reconcile net earnings(loss) to
   net cash provided by (used in) operating activities:
     (Increase) decrease in restricted cash     (439,260)         54,737      (358,320)
     Cost of land and improvements sold         2,213,987            -        1,064,918
     Cost of land improvements                (1,279,933)      (178,302)      (128,353)
     Decrease in other assets                        -               -           11,754
     (Decrease) increase in accounts payable
       and accrued expenses                      (56,237)         48,302       (29,029)
     Decrease in accrued interest payable            -               -          (8,723)
       Net cash provided by/(used in)
         operating activities                   1,653,134      (130,565)      1,916,284

Cash flows from financing activities:
     Loan proceeds                                445,000            -              -
     Principal payments on note payable-other   (145,000)            -              -
     Principal payments on note payable-private (300,000)            -        (175,000)
     Distributions to partners                (1,486,847)            -      (1,656,335)
      Net cash used by financing activities   (1,486,847)            -      (1,831,335)

      Net increase (decrease) in cash
        and cash equivalents                      166,287      (130,565)         84,949

Cash and cash equivalents at beginning of year     26,406        156,971         72,022
Cash and cash equivalents at end of year        $ 192,693         26,406        156,971

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for interest     $  15,993            500         11,751

See accompanying notes to consolidated financial statements.
                                  F-5
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

                      December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

        (a)  Organization

     Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire and hold for investment approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. During 1997, general partner W. Gerald Ezell sold his partnership interest, and the Partnership was amended to convert his interest to a "Special limited" partner interest. His general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

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

(d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and include approximately 40 and 72 acres at December 31, 1997 and 1996. Of this amount, management believes that 29 and 61 acres are sellable at December 31, 1997 and 1996. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance, and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.
                                   F-6
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

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

     (f)  Revenue Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the
                                  F-7

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.

     Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income (or loss), deductions and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities is the carrying value of land and improvements held for investment. The income tax basis includes additional land development costs not capitalized for book purposes.

     (h)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit is allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partners until the ratio of the general partners' capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred
                                   F-8
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     returns, of all limited partners is 31% to 69%. Thereafter, profits are generally allocated 31% to the general partners and 69% to the limited partners. Net losses are allocated to the 99% to the limited partners and 1% to the general partner.

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

     The Special limited partners, created with the sale of W.
     Gerald Ezell's general partnership interest in 1997, are allocated income, losses and distributions previously allocated to the general partner.

     (i)  Reclassifications

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Restricted Cash

     At December 31, 1997 and 1996, the Partnership has restricted cash balances of $742,843 and $303,583, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes.

(3)  Moore's Lane Venture Associates

     On May 29, 1986, Moore's Lane Venture Associates (the Joint Venture) was formed with the Partnership and Southeast Venture Companies (Southeast) as joint venturers. On March 4, 1987, the Partnership contributed its land held for investment to the Joint Venture. The contribution of land was accounted for at book value.

     Southeast will contribute services for overseeing the implementation of the master land use plan and ensuring that any improvements proceed on schedule. The joint venture agreement provides that Southeast will receive 17% of the proceeds of any disposition of the property after the limited partners have received an amount equal to their capital contributions plus their preferred return as defined in the partnership agreement.
                                  F-9

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

              Notes to Consolidated Financial Statements

(4)  Related Party Transactions

     The General Partners and their affiliates have been actively involved in managing the Partnerships. Affiliates of the general partners receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 1997, 1996, and 1995 are as follows:

                              1997         1996            1995

Commission paid to minority
     interest holder      $ 130,810           -           159,535
Development fees             83,199           -              -
Accounting fees               1,750          2,900          2,000
Partnership and property
management fee               15,604         15,604         15,604

(5)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                         1997          1996

Land and carrying costs           $  6,394,420     6,394,420
Land Improvements                    4,477,740     3,197,807
Cumulative cost of land
and improvements sold               (9,179,501)   (6,965,514)
                                  ------------     ----------
                                  $  1,692,659     2,626,713

     Aggregate cost for Federal income tax purposes for this property was $1,725,060 and $2,880,071 at December 31, 1997 and 1996,
     respectively.

(6)  Distributions

     For the year ended December 31, 1997 and 1995, the Partnership made distributions of $1,486,847 and $1,656,335. Of these amounts, $1,275,000 and $1,650,000 ($170 and $220 per unit) were allocated to the limited partners, $211,847 and $-0- were allocated to the Special limited partners, and $-0- and $6,335 were allocated to the general partners. There were no distributions in 1996.

(7)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those financial instruments.
                                 F-10
                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

Under date of January 30, 1998, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                    KPMG Peat Marwick LLP
Nashville, Tennessee
January 30, 1998

                                  S-1

                                                      MOORE'S LANE PROPERTIES, LTD. and Subsidiary
                                                         (A Limited Partnership)

                                                               Schedule III

                                                Real Estate and Accumulated Depreciation

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period

Description         Encum-     Land    Buildings Improve-  Carrying    Land    Buildings   Total    Accumu-      Date of     Date
                    brances          and improve- ments     costs            and improve-          lated de-   construc- acquired
                                        ments                                   ments              preciation    tion
   ___________        ______     ____    ________   ________   ________   ____   ________   _____      _______   _______     ____

29 acres of undeveloped
land in Williamson county,
Tennessee            $ -    $  525,614    -        770,250  396,795
    525,614  1,167,045 1,692,659      -           -    12/11/85

                                                                        S-2



                          MOORE'S LANE PROPERTIES, LTD. and Subsidiary
                             (A Limited Partnership)

                                   Schedule III

                    Real Estate and Accumulated Depreciation
                                   (continued)


                                 1997          1996            1995


(1) Balance at beginning     $ 2,626,713      2,448,411      3,384,976
       of Period
     Additions during period:
     Improvements              1,279,933        178,302        128,353
                                  -------     --------        --------
                               1,279,933        178,302        128,353
     Deductions during period:
     Cost of real estate
        sold                   2,213,987            -        1,064,918

     Balance at close of
        period               $ 1,692,659      2,626,713      2,448,411

(2)  Aggregate cost for
     Federal income tax
       purposes              $ 1,725,060      2,880,071      2,673,705


See accompanying independent auditors' report.

                                       S-2

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