Form 10-Q
period 1998-03-31
MOORES LANE PROPERTIES LTD
filed 1998-05-14
CIK 790609

 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1998

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


                 FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998


                         INDEX



     Financial Statements:

          Consolidated Balance Sheets              3
          Consolidated Statements of Operations    4
          Consolidated Statements of Cash Flows    5
          Notes to Financial Statements            6

             MOORE'S LANE PROPERTIES, LTD.
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                           March 31,   December 31,
                             1998          1997

                             ASSETS



CASH                         $    122,114           192,693

RESTRICTED CASH                   746,349           742,843

LAND HELD FOR INVESTMENT        1,707,121         1,692,659

OTHER ASSETS                        1,000             1,000

Total Assets                   $2,576,584      $  2,629,195
                               ==========         ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
ACCRUED EXPENSES                    4,568            47,832

MINORITY INTEREST
IN JOINT VENTURE                       63               100

PARTNERS' EQUITY
  Limited Partners (7,500
    units outstanding)          2,388,577         2,397,794
  General partners                  3,952             3,953
  Special Limited Partners        179,424           179,516
    Total partners' equity      2,571,953         2,581,263

   Total Liabilities &
Partners' Equity               $2,576,584         $2,629,195
                               ==========         ==========

               See notes to financial statements.

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Quarter and
                                    Year to Date Ending
                                         MARCH 31,
                                     1998             1997

REVENUE:

  Land Sales
     Sale Proceeds              $    -              $426,650
     Cost of Land Sold               -              (194,964)
     Selling Expenses                -               (53,825)
       Gain on Land                  -               177,861

  Interest Income                  9,707               1,304

       Total Revenue            $  9,707            $179,165


EXPENSES:

  Property Taxes                     -              9,935
  Management Fees                  3,901            3,901
  Legal & Accounting Fees         11,050           13,080
  General & Admin. Expenses        4,103            2,877

       Total Expenses           $ 19,054         $ 29,793


NET (LOSS)/INCOME BEFORE
MINORITY INTEREST               $(9,347)         $149,372

Minority Interest                   (37)             -
                                 ________         _______

Net (Loss)/Income              $ (9,310)        $149,372

                See notes to financial statements

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                    Year-to-date
                                      MARCH 31,
                                       1998           1997
Cash Flows from
  Operating Activities:

  Net (Loss) Income              $  (9,310)      $149,372
  Adjustments to reconcile
Net (Loss) Income to Net Cash
used in Operating Activities:
Cost of Land and Improvements Sold    -           194,964
Cost of Land Improvements          (14,462)       (12,493)
(Decrease) Increase in A/P         (43,264)        97,433
Decrease in Minority Interest          (37)           -
Increase in Restr. Cash             (3,506)      (453,823)

Net Cash used in
Operating Activities                              (24,547)

Net Increase/(Decrease)in Cash
  and Cash Equivalents           $ (70,579)       (24,547)

CASH AT JANUARY 1,                 192,693         26,406
CASH AT MARCH 31,                $ 122,114      $   1,859
                                   ========       ========

               See notes to financial statements.

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)


A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
   results of operations.   The results of operations for the
   three-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B. RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
   Compensation earned for these services in the first three months were as follows:

                                1998        1997
Management Fees               $  3,901    $  3,901
Accounting Fees                    -           -
/TABLE

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
        (continued)            (Unaudited)


C.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

There were no sales during the first quarter of 1998

Operations of the Registrant are comparable with prior quarters except the decrease in property taxes. The Registrant was assessed rollback property taxes on the property sold in 1997. The rollback taxes represent approximately 3 years taxes at a commercial rate for the property. These taxes are required when the property is sold as a result of the property being assessed a special reduced rate while the Registrant owned the property. These rollback taxes are paid only when land is sold. Certain other parcels of the Registrant's property will be subject to this rollback tax.

FINANCIAL CONDITION

LIQUIDITY

As of April 30, 1998, the Registrant had an operating cash balance of $108,000 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $746,920 to be used on development.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

Exhibit 27 - Financial Data Schedule for the First Quarter of  1998

   (b)  No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                              By:222 PARTNERS, INC.
                                General Partner


Date:  May 15, 1998            By:/s/ Steven D. Ezell
                                   President



Date:  May 15, 1998            By:/s/ Michael A. Hartley
                                Secretary/Treasurer