Form 10-Q
period 1998-06-30
MOORES LANE PROPERTIES LTD
filed 1998-08-14
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended June 30, 1998

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


                     FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997


                             INDEX



          Financial Statements:

               Consolidated Balance Sheets                    3
               Consolidated Statements of Operations          4
               Consolidated Statements of Cash Flows          5
               Notes to Consolidated Financial Statements     6



                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                              June 30,     December 31,
                                1998           1997
                              --------     ------------

               ASSETS

CASH                            $990,862        $192,693

RESTRICTED CASH                  635,556         742,843

ACCOUNTS RECEIVABLE              403,307            -

LAND HELD FOR INVESTMENT       1,399,135       1,692,659

OTHER ASSETS                       1,000           1,000

          Total Assets       $ 3,429,860     $ 2,629,195
                             ===========    ============


                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
    ACCRUED EXPENSES          $  100,000    $    47,832

MINORITY INTEREST IN JOINT VENTURE   100            100

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)             2,397,795      2,397,794
   General Partners               11,438          3,953
   Special Limited Partners      920,527        179,516
      Total partners equity    3,329,760      2,581,263

Total Liabilities &
      Partners' Equity        $3,429,860    $ 2,629,195
                              ==========      ==========

         See notes to consolidated financial statements.

/TABLE


                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                       Quarter to Date       Year to Date
                                 Ending June 30,
                                ----------------
                        1998      1997        1998          1997

REVENUE:

Land Sales

Sale Proceeds        $1,423,096     -     $1,423,096      $426,650
Cost of Land Sold      (469,443)    -       (469,443)     (194,964)
Selling Expenses       (130,804)    -       (130,804)      (53,825)

    Gain on land sales  822,849     -        822,849       177,861


Interest Income           1,003   2,038       10,710         3,342
 Miscellaneous              100      33          100            33

    Total Revenue    $  823,952   2,071      833,659       181,236

EXPENSES:

 Insurance           $      450     -            450             -
 Property Taxes          52,929     -         52,929         9,935
 Interest Expense             -   8,267            -         8,267
 Management Fees          3,901   3,901        7,802         7,802
 Legal &
    Accounting Fees       7,353  13,380       18,403        26,460
 General & Admin.
    Expenses             1,475      777        5,578         2,339
 Loan closing expense        -    6,105            -         7,420

    Total Expenses   $  66,108  $32,430      $85,162       $62,223

NET INCOME (LOSS)    $ 757,844 $(30,359)    $748,497      $119,013

         See notes to consolidated financial statements
/TABLE

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                              June 30,
                                         1998         1997
Cash Flows from Operating Activities:

  Net Income                          $748,497     $119,013
  Adjustments to reconcile
  Net Income to Net Cash provided
    (used) in Operating Activities:
    Decrease (increase) in
        Restricted Cash                107,287     (426,375)
    Increase in accounts receivable   (403,307)           -
    Cost of Land & Improvements Sold   469,443      194,964
    Cost of Land & Improvements       (175,919)    (216,641)
    Increase in Accounts Payable
    & Accrued Expenses                  52,168       32,396
    Increase in Accrued
        Interest Payable                     -        6,267

        Net Cash provided (used) in
          Operating Activities         798,169     (290,376)

Cash Flows from Financing Activities:

  Increase in Note Payable                   -      300,000

    Net Cash Used in
       Financing Activities                  -      300,000

    Net Increase in Cash               798,169        9,624

CASH AT JANUARY 1,                     192,693       26,406

CASH AT June 30,                    $  990,862     $ 36,030
                                       ========   =========

         See notes to consolidated financial statements.
/TABLE

                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30,1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                           1998         1997
                                           ----         ----
       Management Fees                   $7,802     $  7,802
       Accounting Fees                    3,103        1,550



/TABLE

<PAGE 7>
                  MOORE'S LANE PROPERTIES, LTD.
                     (A Limited Partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)

C.  COMPREHENSIVE INCOME

   Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of 1998, the Registrant had several sales. Approximately 4.1 acres were sold for net proceeds of approximately $1.3 million. In July 1998, approximately 4.3 additional acres were sold for gross proceeds of $ 1.475 million. The combined proceeds were used to make a $2 million cash distribution to the partners and the remaining proceeds were reserved to cover development costs related to the sale. As of July 31, 1998, the Registrant had 20.8 acres remaining to sell.

Operations of the Registrant are comparable with prior quarters except for the following. The 1998 property tax expense is for rollback taxes related to the land sale. The Registrant was required to pay rollback property taxes on the property sold in 1998. The City and County collect rollback taxes when certain land zoned agricultural is sold. The tax is equal to approximately 3 years taxes at a commercial rate. Certain other parcels of the Registrant's property will be subject to this rollback tax when sold.

The decrease in interest expense is due to the Note payable which the Registrant borrowed in April 1997 and retired in full in the fourth quarter the same year. The Registrant had no interest bearing liabilities in 1998.

The 1997 loan closing costs were associated with obtaining the note payable and are one-time only expenses. Because of the short loan period (one year), these costs were expensed and not capitalized.

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

FINANCIAL CONDITION

LIQUIDITY

As of July 31, 1998, the Registrant had an operating cash balance of $ 164,856 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $635,556 to be used on development.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:August 14, 1998                     By:/s/ Steven D. Ezell
                                            President



Date:August 14, 1998                     By:/s/ Michael A. Hartley
                                            Secretary/Treasurer