Form 10-Q
period 1998-09-30
MOORES LANE PROPERTIES LTD
filed 1998-11-16
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended September 30, 1998

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


                     FINANCIAL STATEMENTS
  For the Three and Nine Months Ended September 30, 1998 and 1997


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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                        September 30,     December 31,
                                1998           1997
                              --------     ------------

               ASSETS

CASH                            $127,990        $192,693

RESTRICTED CASH                  524,956         742,843

LAND HELD FOR INVESTMENT       1,233,832       1,692,659

OTHER ASSETS                       1,000           1,000

          Total Assets       $ 1,887,778     $ 2,629,195
                             ===========    ============


                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
    ACCRUED EXPENSES          $  100,000    $    47,832

MINORITY INTEREST IN JOINT VENTURE   100            100

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)             1,233,498      2,397,794
   General Partner                13,388          3,953
   Special Limited Partners      540,792        179,516
      Total partners equity    1,787,678      2,581,263

Total Liabilities &
      Partners' Equity        $1,887,778    $ 2,629,195
                              ==========      ==========

          See notes to consolidated financial statement

/TABLE


                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                       Quarter to Date     Year to Date
                              Ending September 30,
                             ---------------------
                        1998       1997        1998        1997

REVENUE:

Land Sales

Sale Proceeds        $1,025,000 $2,333,480  $2,448,096 $2,760,130
Cost of Land Sold      (233,174)(1,105,415)   (702,617)(1,300,379)
Selling Expenses        (94,805)  (233,643)   (225,609)  (287,468)

  Gain on Land Sales    697,021    994,422   1,519,870  1,172,283

Interest Income             401      2,412      11,111      5,754
 Miscellaneous               40          -         140         33

    Total Revenue       697,462    996,834    1,531,121 1,178,070

EXPENSES:

 Property Taxes           9,300     47,456       62,229     57,391
 Interest Expense             -      6,411            -     22,098
 Management Fees          3,901      3,901       11,703     11,703
 Legal &
    Accounting Fees           -     (8,150)      18,403     18,310
 General & Admin.
    Expenses                 86      1,933        6,114      4,272

    Total Expenses       13,287     51,551       98,449    113,774

NET INCOME             $684,175   $945,283   $1,432,672 $1,064,296



                See notes to consolidated financial statements

/TABLE

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                            September 30,
                                         1998         1997
Cash Flows from Operating Activities:

  Net Income                       $ 1,432,672   $ 1,064,296
  Adjustments to reconcile
  Net Income to Net Cash Provided
    by Operating Activities:
    Decrease (increase) in
           Restricted Cash              217,887     (473,929)
    Increase in Other Assets                 -          (500)
    Cost of Land & Improvements Sold    702,617    1,300,379
    Cost of Land & Improvements        (243,790)    (790,540)
    Increase (decrease) in Accounts
    Payable & Accrued Expenses           52,168      (99,613)


       Net Cash provided by
          Operating Activities        2,161,554    1,000,093

Cash Flows from Investing Activities:

  Cash Distributions to Partners     (2,226,257)    (528,863)

  Net (decrease)increase in Cash        (64,703)     471,230


CASH AT JANUARY 1,                      192,693       26,406

CASH AT September 30,              $    127,990    $ 497,636
                                       ========   ==========

                See notes to consolidated financial statements.
/TABLE

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Nine Months Ended September 30, 1998
                                (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the nine
  month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31,1998.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:
                                           1998         1997
       Management Fees                  $ 11,703     $ 11,703
       Accounting Fees                  $  3,100     $  2,300


C.  COMPREHENSIVE INCOME

   Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the nine month periods ended September 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 1998, the Registrant had one sale of
3.2 acres. The proceeds combined with the second quarter sales were used to make a cash distribution to the partners of $2,226,010. The remaining proceeds were reserved to cover development costs related to the sales. As of October 31, 1998, the Registrant had 20.8 acres remaining to sell.

Operations of the Registrant are comparable with prior quarters except for the interest income and interest expense. Interest income is higher in 1998 as compared to 1997 due to higher cash balances. The decrease in interest expense is due to the Note payable which the Registrant borrowed in April 1997 and retired in full in the fourth quarter of 1997. The Registrant had no interest bearing liabilities in 1998.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

FINANCIAL CONDITION

LIQUIDITY

As of October 31, 1998, the Registrant had an operating cash balance of $ 113,157 that the General Partner believes will sufficiently cover operating expenses for the next year. All development plans are reserved for in the $527,455 of escrowed cash balances held at October 31, 1998.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:November 16, 1998                   By:/s/ Steven D. Ezell
                                           President



Date:November 16, 1998                   By:/s/ Michael A. Hartley
                                           Secretary/Treasurer