Form 10-K405
period 1998-12-31
MOORES LANE PROPERTIES LTD
filed 1999-03-31
CIK 790609

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         [ X ]
     The aggregate sale price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28,1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     As of December 31, 1998, the Joint Venture owned approximately 21 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150 acre Cool Springs Corporate and Retail
Center.

     The development of the Property is complete. This work included construction of several major roads and interchanges, grading and utility installation.

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

Item 2.  Properties

     As of December 31, 1998, the Joint Venture of which the Registrant has a controlling interest owned 21 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
         Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 1999, there were 575 holders of record of 7,500 Units of limited partnership interests.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
                            For the Year Ending
                               December 31,

                       1998      1997      1996      1995      1994

Total Revenue      $ 1,522,795 1,580,487    54,423 1,437,479   258,112
Net Income (Loss)      907,055 1,214,577  (55,302) 1,364,037   131,947
Net Income (Loss)
   per Limited
   Partner Unit          68.50    109.16    (7.30)    181.03     17.59
Total Assets         1,883,301 2,629,195 2,957,702 2,964,702 3,469,752
Note Payable                 -         -         -         -   175,000
Cash Distributions
   per Limited Partner
   Unit                    170      170          -       220      -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales
   During 1998, there were several sales totalling approximately 9 acres for over $2.4 million. The sales proceeds were used to make a $1.8 million cash distribution to the partners and the remaining proceeds were reserved to cover expenses related to the sale.

   During 1997, there were six sales totalling approximately 30 acres for over $4.2 million. The sale proceeds were used to retire the $300,000 note payable, set aside development reserves of $686,571 and distributed
$1,487,000 to the partners.   The proceeds distributed from these sales
allowed the Registrant to fully return all capital and preferred return to the Limited Partners, after which, all cash distributions will be allocated 31% to the general partner and special limited partners and 69% to the limited partners. The allocation ratio of limited partner to general partner and special limited partners prior to the return of capital was 99:1.

   There were no sales of land in 1996.

Operations

  Other than the sales activity noted above, operations of the Registrant are comparable during 1998, 1997, and 1996 except for the following. The increase in interest income during 1998 is due to higher cash balances held during the year, especially in the Restricted cash-escrow accounts. The 1997 increase in interest expense is due to the $300,000 note payable secured in April 1997. The loan was retired in full in August 1997. During 1997, the Registrant incurred interest of approximately $11,000 and financing fees of approximately $9,000. The Registrant also incurred interest on short term loans totalling $2,000.

     Property tax expense includes rollback property taxes paid on the property sold. Most of the land sold in 1998 and 1997 had been taxed at a less expensive agricultural rate while the Registrant held it undeveloped. During 1997, the Registrant was allowed to keep this agricultural tax rate even though the land was included in the Cool Springs Corporate and Retail Center because the land was subject to rollback taxes. The city and county assessed rollback taxes on the date of sale of certain farm land. The tax is equal to approximately 3 years taxes at a commercial rate. Certain other parcels of the Registrant's property will be subject to this rollback tax when sold.

     General and administrative expenses were higher in 1998 due to escrow fees and letter of credit fees. Architect and engineering fees are related to sales activity and are higher in years with sales. Legal and accounting fees for 1996 were higher due to additional legal services needed to handle partnership issues.

     Miscellaneous income in 1996 represents a refund of impact fees received from the City of Franklin. This income is a result of the road development that the Registrant has completed in the City of Franklin.

Liquidity and Capital Resources

As of January 31, 1999, the Registrant has cash of approximately $872,261. The General Partner believes that this cash will be sufficient to meet operating needs for 1999.

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

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier in the year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

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

The executive officers and directors of 222 Partners, Inc. are as follows:

  Steven D. Ezell, age 46, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

  Michael A. Hartley, age 39, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

  W. Gerald Ezell, age 68, is a director of corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

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

Item 11.  Executive Compensation

  During 1998, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

     The proceeds distributed from the 1997 sales allowed the Registrant to fully return all capital and preferred return to the Limited Partners. As stated in the Limited Partnership Agreement, all future cash distributions will be allocated 69% to the limited partners and 31% to the general partner and special limited partners. The allocation ratio of limited partner to general partner and special limited partners prior to the return of capital was 99:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  As of February 28, 1999, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

  No affiliated entities have, for the year ending December 31, 1998, earned or received compensation or payments for services from the Registrant in excess of $60,000 except for the following:

Commissions paid to minority interest holder           $ 73,443

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

               22 Subsidiaries

               27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1998.
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1999              By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 31, 1999              By:/s/ Michael A. Hartley
                                          Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                              MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1999              By:/s/Steven D. Ezell
                                         President and Director

DATE:  March 31, 1999              By:/s/Michael A. Hartley
                                         Vice President and Director

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       KPMG LLP


Nashville, Tennessee
January 22, 1999
                                  F-1

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                      Consolidated Balance Sheets

                      December 31, 1998 and 1997


            Assets                          1998          1997

Cash and cash equivalents            $     5,809         192,693
Restricted cash (note 2)                 609,504         742,843
Land and improvements
  held for investment (note 5)         1,266,988       1,692,659
Other assets                               1,000           1,000


           Total Assets               $ 1,883,301      2,629,195


           Liabilities and Partners' Equity

Liabilities:
   Accounts payable and
     accrued expenses                 $   116,209         47,832
   Payable to related party (note 4)      126,500           -
   Minority interest in consolidated
     joint venture (note 3)                   100            100
           Total liabilities              242,809         47,932

Partners' equity:
  Limited partners (7,500 units
    outstanding)                        1,636,539      2,397,794
  General partners                          3,953          3,953
  Special limited partners                      -        179,516

           Total partners' equity       1,640,492      2,581,263

Commitments (notes 2, 3, and 4)

           Total liabilities and
           partners' equity            $1,883,301      2,629,195




See accompanying notes to consolidated financial statements.
                                  F-2

     MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                  Consolidated Statements of Operations

             Years ended December 31, 1998, 1997, and 1996

                                1998         1997        1996
Revenue:
   Sales:
   Sales of land and
     improvements           $ 2,448,096   4,205,662        -
   Cost of land and
     improvements sold         (720,714) (2,213,987)       -
   Selling expenses (note 4)   (225,609)   (416,942)       -

   Gain on land sale          1,501,773   1,574,733        -
   Interest                      20,882       5,754       4,995
   Miscellaneous                    140           -      49,428
         Total revenue        1,522,795   1,580,487      54,423

Expenses:
   Interest                           -      22,284         500
   Property taxes               176,661     154,459      60,291
   Partnership and property
      management fee (note 4)    15,604      15,604      15,604
   Legal and accounting
      (note 4)                   21,903      19,310      25,280
   General and administrative    10,455       3,538       5,193
   Architect and engineering
      fees                       12,697      13,613       2,857
   Total expenses               237,320     228,808     109,725

            Net income (loss)
            before minority
            interest          1,285,475   1,351,679     (55,302)
          Minority Interest     378,420     137,102         -

          Net income (loss) $   907,055   1,214,577     (55,302)
Net income (loss) allocated to:

General partners           $          -       4,506        (553)
Special limited partners        393,310     391,363         -
Limited partners                513,745     818,708     (54,749)

    Net income (loss) per
    limited partner
    unit                   $      68.50      109.16       (7.30)
 Weighted average units
  outstanding                     7,500       7,500       7,500

See accompanying notes to consolidated financial statements.

            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Consolidated Statements of Partners' Equity

             Years ended December 31, 1998, 1997, and 1996

                                             Special
                             Limited         Limited     General
                            partners        partners    partners    Total
                       units     amounts
Balance at
     December 31, 1995  7,500  2,908,835        -           -       2,908,835

     Net loss               -    (54,749)       -          (553)      (55,302)

Balance at
     December 31, 1996  7,500  2,854,086        -          (553)    2,853,533

     Net income             -    818,708    391,363       4,506     1,214,577

     Distributions
     to partners (note 6)   - (1,275,000)  (211,847)        -      (1,486,847)

Balance at
     December 31, 1997  7,500  $2,397,794   179,516        3,953    2,581,263

     Net income             -     513,745   393,310          -        907,055

     Distributions to
     partners (note 6)      -  (1,275,000) (572,826)         -     (1,847,826)

   Balance at
 December 31, 1998      7,500   1,636,539         -        3,953    1,640,492
/TABLE>
See accompanying notes to consolidated financial statements.

               MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                          (A Limited Partnership)
                   Consolidated Statements of Cash Flows

               Years ended December 31, 1998, 1997, and 1996

                                         1998       1997     1996
Cash flows from operating activities:
   Net income (loss)                $ 907,055  1,214,577   (55,302)
   Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:

     (Increase) decrease in
     restricted cash                  133,339   (439,260)   54,737
     Cost of land and improvements
     sold                             720,714  2,213,987       -
     Cost of land improvements       (295,043)(1,279,933) (178,302)

     (Decrease) increase in accounts
     payable and accrued expenses      68,377    (56,237)   48,302
     Increase in payable to related
     party                            126,500         -        -

       Net cash provided by (used in)
         operating activities       1,660,942  1,653,134  (130,565)

Cash flows from financing activities:
     Loan proceeds-other                  -      445,000       -
     Principal payments on note
     payable - other                      -     (145,000)      -
     Principal payments on note
     payable - private                    -     (300,000)      -
     Distributions to partners     (1,847,826)(1,486,847)      -
     Net cash used by financing
     activities                    (1,847,826)(1,486,847)      -
     Net increase (decrease)
     in cash and cash equivalents    (186,884)   166,287  (130,565)

Cash and cash equivalents
     at beginning of year             192,693     26,406   156,971
Cash and cash equivalents
    at end of year                    $ 5,809    192,693    26,406

Supplemental Disclosures of Cash
     flow information:
     Cash paid during the year for
     interest                             $  -    15,993       500

See accompanying notes to consolidated financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)
           Notes to Consolidated Financial Statements
                   December 31, 1998 and 1997

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

    (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and include approximately 21 and 30 acres at December 31, 1998 and 1997, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance, and property taxes were charged to expense in 1998 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
             Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)
     (e) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     The Partnership accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary.

     (e)  Cash and Cash Equivalents

     The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (f)  Revenue Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate," are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
     (f)  Revenue Recognition(continued)

     installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has been made for Federal or state income taxes since such taxes are the personal responsibility of the partners.
     Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income (or loss), deductions and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities is the carrying value of land and improvements held for investment. The income tax basis includes additional land development costs not capitalized for book purposes.

     (h)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit is allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partners until the ratio of the general partners' capital account balance to the capital account balances, in excess of adjusted capital contributions and

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)
     (h)  Partnership Allocations(continued)
     unpaid preferred returns, of all limited partners is 31% to 69%. Thereafter, profits are generally allocated 31% to the general partners and 69% to the limited partners. Net losses are allocated to the 99% to the limited partners and 1% to the general partner.

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

     (i)  Comprehensive Income

     Effective January 1, 1998, the Partnership adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive components ofincome. Accordingly, comprehensive income for each of the years was the same as net income(loss).

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements

 (2)  Restricted Cash

     At December 31, 1998 and 1997, the Partnership has restricted cash balances of $609,504 and $742,843, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes.

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

(4)  Related Party Transactions

     The General Partners and their affiliates have been actively involved in managing the Partnerships. At December 31, 1998, the Partnership had a payable to an affiliate of $126,500. Affiliates of the general partners receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 1998, 1997, and 1996 are as
     follows:                   1998          1997     1996

     Commission paid to minority
      interest holder      $   73,443       130,810        -
     Development fees
      (Selling Expense)        48,962        83,199        -
     Accounting fees            3,603         1,750    2,900
     Land management fee       15,604        15,604   15,604

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements

(5)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at
     December 31, are as follows:         1998          1997

     Land and carrying costs       $    581,131       922,409
     Land Improvements                  685,857       770,250
                                   $  1,266,988     1,692,659

     Aggregate cost for Federal income tax purposes for this property was $1,330,706 and $1,725,060 at December 31, 1998 and 1997, respectively.

(6)  Distributions

          For the years ended December 31, 1998 and 1997, the Partnership made distributions of $1,847,826 and $1,486,847, respectively. Of these amounts, $1,275,000 and $1,275,000 ($170 and $170 per unit), respectively, were allocated to the limited partners, $572,826, and $211,847, respectively, were allocated to the Special limited partners, and $-0- and $-0- were allocated to the general partners. There were no distributions in 1996.

     (7)  Fair Value of Financial Instruments

          At December 31, 1998 and 1997, the Partnership had financial instruments including cash, restricted cash, accounts payable, and accrued expenses and payable to related party. The carrying amounts of these financial instruments approximate their fair value because of the short term nature of those financial instruments.


     (8)  Subsequent Event

          On January 21, 1999, the Partnership sold 6.5 acres of land for approximately $1.5 Million gross proceeds. From the sale, $706,521 was distributed to the partners.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

Under date of January 22, 1999, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule following. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG  LLP
Nashville, Tennessee
January 22, 1999

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
   ___________        ______     ____    ________   ________   ________   ____   ________   _____      _______   _______     ____

20 acres of undeveloped
land in Williamson county,
Tennessee            $ -    $  331,144    -        685,857  249,987    331,144    935,844  1,266,988     -           -    12/11/85

                                                                        S-2

                   MOORE'S LANE PROPERTIES, LTD. and Subsidiary
                             (A Limited Partnership)

                                   Schedule III

                    Real Estate and Accumulated Depreciation
                                   (continued)


                                 1998          1997        1996


(1) Balance at beginning     $  1,692,659    2,626,713  2,448,411         of
Period
    Additions during period:
    Improvements                  295,043    1,279,933    178,302


     Deductions during period:
     Cost of real estate
        sold                      720,714    2,213,987          -

     Balance at close of
        period               $  1,266,988    1,692,659  2,626,713
(2)  Aggregate cost for
     Federal income tax
       purposes              $  1,330,706    1,725,060  2,880,071


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