Form 10-Q
period 1999-03-31
MOORES LANE PROPERTIES LTD
filed 1999-05-14
CIK 790609

 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 1999

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

             PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


     MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
    For the Three Months Ended March 31, 1999 and 1998


                         INDEX



     Financial Statements:

          Consolidated Balance Sheets                           3
          Consolidated Statements of Operations                 4
          Consolidated Statements of Cash Flows                 5
          Notes to Consolidated Financial Statements            6


       MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                           March 31,         December 31,
                             1999               1998

                             ASSETS

CASH                         $  104,984          $    5,809
RESTRICTED CASH                 611,174             609,504
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT             922,116           1,266,988
OTHER ASSETS                      4,229               1,000

Total Assets                 $1,642,503         $ 1,883,301
                             ==========          ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
ACCRUED EXPENSES            $     5,000             116,209
PAYABLE TO RELATED PARTY              -             126,500
MINORITY INTEREST IN
CONSOLIDATED JOINT VENTURE          100                 100

TOTAL LIABILITIES                 5,100             242,809

PARTNERS' EQUITY
  Limited Partners (7,500
    units outstanding)        1,635,640           1,636,539
  General partners                1,763               3,953
  Special Limited Partners            -                   -
  Total partners' equity      1,637,403           1,640,492

  Total Liabilities &
Partners' Equity           $  1,642,503        $  1,883,301
                               ==========         ==========

               See accompanying notes to consolidated financial statements.

           MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         Three months
                                            Ended
                                           MARCH 31,
                                      1999            1998

REVENUE:

  Land Sales:
   Sales Of Land & Improvements  $ 1,468,530               -
    Cost of Land &
    Improvements Sold               (438,543)              -
    Selling Expenses                (133,787)              -
    Gain on Land Sales               896,200               -

  Interest Income                      2,077           9,707
  Miscellaneous                        1,400               -

       Total Revenue             $   899,677         $ 9,707


EXPENSES:

  Property Taxes                      40,938               -
  Management Fees                      3,901           3,901
  Legal & Accounting Fees              4,500          11,050
  General & Admin. Expenses              508           4,103
  Interest Expense                     1,898               -
       Total Expenses           $     51,745      $   19,054


NET INCOME (LOSS) BEFORE
MINORITY INTEREST               $    847,932      $   (9,347)

Minority Interest                   (144,500)            (37)

Net Income (Loss)               $    703,432       $  (9,310)


       See accompanying notes to consolidated financial statements

            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Three months
                                             Ended
                                            MARCH 31,
                                       1999           1998
Cash Flows from
  Operating Activities:

  Net Income (Loss)              $   703,432      $(9,310)
  Adjustments to reconcile
Net Income (Loss) to Net Cash
provided by (used in)
Operating Activities:
Increase in Restricted Cash          (1,670)      (3,506)
Cost of Land and Improvements Sold   438,543           -
Cost of Land Improvements            (93,671)    (14,462)
Increase in Other Assets              (3,229)          -
Decrease in Accounts
  Payable & Accrued Expenses        (111,209)    (43,264)
Decrease in Payable to Related
  Party                             (126,500)          -
Decrease in Minority Interest              -         (37)

Net Cash provided by (used in)
Operating Activities                 805,696     (70,579)

Cash Flows From Financing
Activities-Distributions To
Partners                            (706,521)          -

Net Increase (Decrease)in Cash        99,175      (70,579)

CASH AT JANUARY 1,                     5,809      192,693
CASH AT MARCH 31,                $   104,984   $  122,114
                                   =======       ========

               See accompanying notes to financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
   results of operations.   The results of operations for the
   three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B. RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
   Compensation earned for these services in the first three months were as follows:

                                1999        1998
PAYMENTS TO MINORITY INTEREST HOLDER

Commissions(selling expenses) $  44,056  $     -
Development Fees
(selling expenses)               29,371        -

PAYMENTS TO AFFILIATE OF GENERAL PARTNER

Management Fees               $   3,901    3,901
Commissions(selling expenses)    44,056  $     -
Accounting Fees                     500        -

Payable to related party was repaid in January 1999 from sale proceeds.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Three Months Ended March 31, 1999 and 1998
        (continued)            (Unaudited)


C.  COMPREHENSIVE INCOME

During the three month periods ended March 31, 1999, and 1998, the Partnership had no components of other comprehensive income.
Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999.

In January, 1999, the Registrant sold 6.5 acres for net proceeds of $1.3 million. All loans and payables were paid off, $706,521 was distributed to the partners, and the remaining proceeds were retained to meet operating expense. The Registrant has 14 acres left for sale.

Operations of the Registrant are comparable with prior quarters except for the following. Property tax expense is for rollback property taxes. The Registrant was required to pay rollback property taxes on the property sold. The tax is equal to approximately 3 years taxes at a commercial rate. All rollback taxes have been paid. The General Partner believes that no additional rollback taxes should be assessed on the Registrant's Property in the future. The decline in legal and accounting fees is due to additional legal services needed to handle partnership issues in 1998.

FINANCIAL CONDITION

LIQUIDITY

As of April 30, 1999, the Registrant had an operating cash balance of $38,534 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $611,000 to be used on development.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

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

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

Exhibit 27 - Financial Data Schedule for the First Quarter of  1999

   (b)  No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                              By:222 PARTNERS, INC.
                                General Partner


Date:  May 15, 1999            By:/s/ Steven D. Ezell
                                   President



Date:  May 15, 1999            By:/s/ Michael A. Hartley
                                Secretary/Treasurer