Form 10-Q
period 1999-06-30
MOORES LANE PROPERTIES LTD
filed 1999-08-13
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended June 30, 1999

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


                     FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1999 and 1998


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



          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                              June 30,     December 31,
                                1999           1998
                              --------     ------------

               ASSETS

CASH                        $  574,568     $      5,809

RESTRICTED CASH                589,973          609,504

LAND AND IMPROVEMENTS
HELD FOR INVESTMENT            845,950        1,266,988

OTHER ASSETS                     4,229            1,000

          Total Assets      $2,014,720     $  1,883,301
                            ===========    ============


                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
    ACCRUED EXPENSES        $    5,000      $   116,209

PAYABLE TO RELATED PARTY             -          126,500

MINORITY INTEREST IN CONSOLIDATED
    JOINT VENTURE                  100              100

TOTAL LIABILITIES                5,100          242,809

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)           2,007,857        1,636,539
   General Partners              1,763            3,953
   Special Limited Partners          -                -
      Total partners' equity  2,009,620        1,640,492

Total Liabilities &
      Partners' Equity     $ 2,014,720     $  1,883,301
                            ==========       ==========

   See accompanying notes to consolidated financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                    June 30,
                                ----------------
                        1999      1998        1999          1998

REVENUE:

Land Sales

Sale Proceeds        $ 579,640  1,423,096  2,048,170     1,423,096
Cost of Land Sold     (132,883)  (469,443)  (571,426)     (469,443)
Selling Expenses       (52,460)  (130,804)  (186,247)     (130,804)

Gain on land sales     394,297    822,849  1,290,497       822,849


Interest Income            400      1,003      2,477        10,710

 Miscellaneous               -        100      1,400           100

    Total Revenue      394,697    823,952  1,294,374       833,659

EXPENSES:

 Property Taxes      $   3,616     52,929     44,554        52,929
 Interest Expense            -          -      1,898             -
 Management Fees         3,901      3,901      7,802         7,802
  Legal &
    Accounting Fees     13,379      7,353     17,879        18,403
  General & Admin.
    Expenses             1,584      1,925      2,092         6,028

    Total Expenses      22,480      66,108    74,225        85,162

NET INCOME BEFORE
MINORITY INTEREST      372,217     757,844 1,220,149       748,497

Minority Interest         -           -     (144,500)         -

NET INCOME           $ 372,217     757,844 1,075,649       748,497

Net Income
   per limited
   partner unit      $   49.63      101.04    143.42         99.80


      See accompanying notes to consolidated financial statements

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          SIX MONTHS ENDED
                                              June 30,
                                         1999         1998
Cash Flows from Operating Activities:

  Net Income                          $1,075,649 $ 748,497
  Adjustments to reconcile
  Net Income to Net Cash provided by
    Operating Activities:
    Decrease in Restricted Cash           19,531    107,287
    Increase in accounts receivable            -   (403,307)
    Cost of Land & Improvements Sold     571,426    469,443
    Cost of Land & Improvements         (150,388)  (175,919)
    (Decrease) Increase in Accounts
    Payable & Accrued Expenses          (111,209)    52,168
    Increase in Other Assets              (3,229)         -
    Decrease in Payable to Related
    Party                               (126,500)         -
        Net Cash provided by
          Operating Activities         1,275,280    798,169

Cash Flows from Financing Activities -

  Distributions to Partners             (706,521)         -


    Net Increase in Cash                 568,759    798,169

CASH AT JANUARY 1,                         5,809    192,693

CASH AT June 30,                    $    574,568  $ 990,862
                                        ========   =========

     See accompanying notes to consolidated financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1999 and 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30,1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                           1999         1998
                                           ----         ----
 Payments to Affiliate of General Partner

     Management Fees                      $  7,802   $  7,802
     Accounting Fees                         2,650      3,103
     Commissions (Selling Expenses)         44,056          -

 Payments to Minority Interest Holder

     Development Fees (Selling Expenses)   40,989          -
     Commissions (Selling Expenses)         61,483          -


<PAGE 7>
          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

C.  COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

D:   SUBSEQUENT EVENT

     In July 1999, the Partnership sold 2.3 acres of land for net proceeds of approximately $736,000. These sale proceeds combined with prior sales proceeds were distributed to the partners.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of 1999, the Registrant had one sale where approximately 2.3 acres were sold for net proceeds of approximately $527,000. In July 1999, the Registrant sold approximately 2.3 acres of land for net proceeds of approximately $814,000. These sale proceeds were used to make a $1.2 cash distribution to the partners. As of July 31, 1999, the Registrant had 10.2 acres remaining to sell.

Operations of the Registrant are comparable with prior quarters except for the following. The 1998 property tax expense is for rollback taxes related to the land sold. The Registrant was required to pay rollback property taxes on the property sold in 1998. The City and County collect rollback taxes when certain land zoned for agricultural use is sold. The tax is equal to approximately 3 years taxes at a commercial rate. The General Partner does not expect to pay any additional roll back taxes.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases in an earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

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

FINANCIAL CONDITION

LIQUIDITY

As of July 31, 1999, the Registrant had an operating cash balance of $ 39,025 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $633,973 to be used to fund development.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:August 13, 1999                     By:/s/ Steven D. Ezell
                                            President



Date:August 13, 1999                     By:/s/ Michael A. Hartley
                                            Secretary/Treasurer