Form 10-Q
period 1999-09-30
MOORES LANE PROPERTIES LTD
filed 1999-11-12
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended September 30, 1999

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


                     FINANCIAL STATEMENTS
  For the Three and Nine Months Ended September 30, 1999 and 1998


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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                        September 30,     December 31,
                                1999           1998
                              --------     ------------

               ASSETS

CASH                          $   71,886      $     5,809
RESTRICTED CASH                  575,886          609,504
LAND HELD FOR INVESTMENT         742,199        1,266,988
OTHER ASSETS                       4,229            1,000

          Total Assets        $1,394,200      $ 1,883,301
                             ===========     ============


                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
    ACCRUED EXPENSES          $     -         $  116,209

PAYABLE TO RELATED PARTY           -             126,500

MINORITY INTEREST IN
CONSOLIDATED JOINT VENTURE           100             100

TOTAL LIABILITIES                    100         242,809

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)               961,929       1,131,940
   General Partner                 4,322           5,085
   Special limited Partners      427,849         503,467
      Total partners equity    1,394,100       1,640,492

Total Liabilities &
      Partners' Equity       $ 1,394,200      $1,883,301
                              ==========      ==========

      See accompanying notes to consolidated financial statement

                       MOORE'S LANE PROPERTIES, LTD.
                              AND SUBSIDIARY
                          (A Limited Partnership)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                        Three Months Ended   Nine Months Ended
                              Ending September 30,
                             ---------------------
                        1999       1998        1999        1998

REVENUE:

Land Sales:

Sales of Land
& Improvements        $  805,672 $1,025,000 $2,853,842 $2,448,096
Cost of Land and
Improvements Sold      (162,599)  (233,174)  (734,025)  (702,617)
Selling Expenses        (74,375)   (94,805)  (260,622)  (225,609)

  Gain on Land Sales    568,698    697,021  1,859,195  1,519,870
Interest Income           3,365        401      5,842     11,111
Miscellaneous              -            40      1,400        140
  Total Revenue         572,063    697,462  1,866,437  1,531,121

EXPENSES:

Property Taxes           (5,175)     9,300     39,379     62,229
Interest Expense           -          -         1,898       -
Management Fees           3,901      3,901     11,703     11,703
Legal &
    Accounting Fees       1,125       -        19,004     18,403
General & Administrative
    Expenses                739         86      2,831      6,114
Land maintenance expenses 4,732       -         4,732       -

    Total Expenses        5,322     13,287     79,547     98,449

NET INCOME BEFORE
  MINORITY INTEREST     566,741    684,175  1,786,890  1,432,672

Minority Interest      (204,000)   378,420   (348,500)   378,420

NET INCOME           $  362,741  $ 305,755 $1,438,390 $1,054,252

Net Income per
 limited partner unit   $ 48.36    $ 40.77   $ 191.78   $ 140.57

      See accompanying notes to consolidated financial statements

                       MOORE'S LANE PROPERTIES, LTD.
                              AND SUBSIDIARY
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                         Nine Months Ended
                                            September 30,
                                         1999         1998
Cash Flows from Operating Activities:

  Net Income                       $ 1,438,390   $ 1,432,672
  Adjustments to reconcile
  Net Income to Net Cash Provided
    by Operating Activities:
    Decrease in Restricted Cash         33,618       217,887
    Increase in Other Assets            (3,229)         -
    Cost of Land & Improvements Sold   734,025       702,617
    Cost of Land & Improvements       (209,236)     (243,790)
    Increase (decrease) in Accounts
    Payable & Accrued Expenses        (116,209)       52,168
    Decrease in Payable to
    Related Party                     (126,500)            -

       Net Cash provided by
          Operating Activities       1,750,859     2,161,554

Cash Flows from Investing Activities:

  Cash Distributions to Partners    (1,684,782)   (2,226,257)

  Net increase(decrease) in Cash        66,077       (64,703)

CASH AT JANUARY 1,                       5,809       192,693

CASH AT September 30,              $    71,886   $   127,990

      See accompanying notes to consolidated financial statements.

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Nine Months Ended September 30, 1999
                              (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the nine
  month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31,1999.

  Certain reclassifications have been made to conform to the current year presentation.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:
                                           1999         1998
       Management Fees                  $ 11,703     $ 11,703
       Accounting Fees                  $  3,150     $  3,100

C.  COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 1999,and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 1999, the Registrant had one sale of
2.3 acres. The proceeds combined with the second quarter sales were used to make a cash distribution to the limited partners of $978,260. The remaining proceeds were reserved to cover development costs related to the sales. As of October 31, 1999, the Registrant had 10.2 acres remaining to sell.

Operations of the Registrant are comparable with prior quarters except for property taxes. Property taxes for the nine months ended September 30 consist only of property tax allocations from sales of land during the year. 1998 taxes included allocations for roll back taxes and current year taxes. Property taxes in 1999 include an allocation of current year taxes only. The property will no longer be assessed rollback taxes.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment reserves will be recorded.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any critical system is not compliant.

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

FINANCIAL CONDITION

LIQUIDITY

As of October 31, 1999, the Registrant had an operating cash balance of $ 88,110 that the General Partner believes will sufficiently cover operating expenses for the next year. All development plans are reserved for in the $525,759 of escrowed cash balances held at October 31, 1999.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:November 16, 1999                   By:/s/ Steven D. Ezell
                                           President



Date:November 16, 1999                   By:/s/ Michael A. Hartley
                                           Secretary/Treasurer