Form 10-K405
period 1999-12-31
MOORES LANE PROPERTIES LTD
filed 2000-03-30
CIK 790609

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1999

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

     Registrant's primary business, as a consolidated entity with the Joint Venture, is to hold for investment certain undeveloped real property located in Franklin, Williamson County, Tennessee (the"Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the immediately surrounding areas and the growth of the community generally.

Financial Information About Industry Segments

     The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     As of December 31, 1999, the Joint Venture owned approximately
10.5 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150 acre Cool Springs Corporate and Retail
Center.

     The development of the Property is complete. Development included construction of several major roads and interchanges, grading and utility installation.

Competition:

     The Cool Springs Corporate and Retail Center is in various stages of development and includes retail, office and mixed commercial uses similar to those considered suitable for the Property. Cool Springs Real Estate Associates, L.P. ("CSREA") owns much of the undeveloped land in the immediate vicinity of the Property. CSREA is an institutional real estate investor. Their asking prices are currently comparable to the Registrant's. There are several other competitive retail sites at the I-65 and Moore's Lane Boulevard intersection. However, the General Partner feels that the market can ultimately absorb all these sites and that the Registrant's low cost in its land will allow it to compete effectively.

     The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General
Partners.

Item 2.  Properties

     As of December 31, 1999, the Joint Venture of which the Registrant has a controlling interest owned 10.5 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
         Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of January 31, 2000, there were 575 holders of record of 7,500 Units of limited partnership interests.

     There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
                            For the Year Ending
                               December 31,

                       1999       1998      1997        1996      1995
Total Revenue      $ 1,836,691 1,522,795 1,580,487     54,423  1,437,479
Net Income (Loss)    1,312,394   907,055 1,214,577    (55,302) 1,364,037
Net Income (Loss)
   per Limited
   Partner Unit         120.31     68.50    109.16      (7.30)    181.03
Total Assets         1,336,934 1,883,301 2,629,195  2,957,702  2,964,702
Cash Distributions
   per Limited Partner
   Unit                    155       170      170        -           220


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales
   During 1999, there were three sales totalling approximately 11 acres for over $2.8 million. The sales proceeds were used to make a $1.7 million cash distribution to the partners and the remaining proceeds were invested in short-term cash equivalents held to cover expenses related to the sale.

   During 1998, there were several sales totalling approximately 8 acres for over $2.4 million. The sales proceeds were used to make a $1.8 million cash distribution to the partners and the remaining proceeds were invested in short-term cash equivalents held to cover expenses related to the sale.

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

Operations

  Other than the sales activity, noted above, operations of the Registrant are comparable during 1999, 1998, and 1997 except as follows. The increase in interest income during 1999 and 1998 is due to higher cash balances held during these periods, especially in the Restricted cash-escrow accounts. The Partnership's interest expense is for short-term loans acquired to relieve temporary cash shortfalls in between sales. As of December 31, 1999, all loans were retired.

   Property taxes for 1999 include only the current years taxes at a commercial rate. The 1998 and 1997 taxes included allocations for roll back taxes and current year taxes. Property tax expense for 1998 and 1997 includes rollback property taxes paid on the property sold. Most of the land sold in 1998 and 1997 had been taxed at a lower agricultural rate while the Registrant held it undeveloped. The Registrant was allowed to keep this lower rate until the land was sold and then assessed the rollback tax. The city and county assess rollback taxes on the date of sale. The tax is equal to approximately 3 years taxes at a commercial rate. As of December 31, 1999, all roll back taxes have been paid. The property will no longer be assessed rollback taxes.

     General and administrative expenses were higher in 1998 due to escrow fees and letter of credit fees.


Liquidity and Capital Resources

As of February 29, 2000, the Registrant has cash of $349,982. The General Partner believes that this cash will be sufficient to meet operating needs for 2000.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operations or liquidity of the partnership. The Registrant had no significant operational difficulties related to the Year 2000 issued. Management does not expect any future issues or operational problems related to Year 2000 issues.

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

  Michael A. Hartley, age 40, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

  W. Gerald Ezell, age 69, is a director of corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

  During 1999, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  As of January 31, 2000, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

  No affiliated entities have, for the year ending December 31, 1999, earned or received compensation or payments for services from the Registrant in excess of $60,000 except for the following:

Commissions and Development fees to minority interest holder     $166,926

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

               22 Subsidiaries

               27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1999.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 17, 2000              By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 17, 2000              By:/s/ Michael A. Hartley
                                          Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                              MOORE'S LANE PROPERTIES, LTD.

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 17, 2000              By:/s/ Steven D. Ezell
                                          President and Director

DATE:  March 17, 2000              By:/s/ Michael A. Hartley
                                         Vice President and Director

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       KPMG LLP


Nashville, Tennessee
January 21, 2000
                                  F-1

             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)

                      Consolidated Balance Sheets

                      December 31, 1999 and 1998

            Assets                        1999           1998
Cash and cash equivalents                $ 289,876         $5,809
Restricted cash (note 2)                   480,442        609,504
Land and improvements
  held for investment (note 5)             565,616      1,266,988
Other assets                                 1,000          1,000

           Total Assets                 $1,336,934    $ 1,883,301

           Liabilities and Partners' Equity

          Liabilities
Accounts payable and
  accrued expenses                     $    68,730     $  116,209
Payable to related party (note 4)             -           126,500
Minority interest in consolidated
  joint venture (note 3)                       100            100

           Total liabilities                68,830        242,809

           Partners' equity
Limited partners (7,500 units
  outstanding)                             874,992      1,636,539
General partners                             7,844          3,953
Special limited partners                   385,268           -

           Total partners' equity        1,268,104      1,640,492

Commitments (notes 2, 3, and 4)

           Total liabilities and
             partners' equity          $ 1,336,934    $ 1,883,301








See accompanying notes to consolidated financial statements.

                                  F-2

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

              Consolidated Statements of Operations

          Years ended December 31, 1999, 1998, and 1997

                                1999        1998         1997
Revenue:
 Sales:
   Sales of land and
     improvements          $  2,853,842   2,448,096    4,205,662

  Cost of land and
  improvements sold            (762,778)   (720,714)  (2,213,987)
  Selling expenses (note 4)    (268,296)   (225,609)    (416,942)
    Gain on land sale         1,822,768   1,501,773    1,574,733

      Interest                   12,523      20,882        5,754
      Miscellaneous               1,400         140          -
                Total revenue 1,836,691   1,522,795    1,580,487
Expenses:
   Interest                       1,824         -         22,284
   Property taxes               129,655     176,661      154,459
   Partnership and property
      management fee (note 4)    15,604      15,604       15,604
   Legal and accounting (note 4) 22,953      21,903       19,310
   General and administrative     2,663      10,455        3,538
   Architect and engineering fees 3,098      12,697       13,613

   Total expenses               175,797     237,320      228,808

   Net income (loss) before minority
            interest          1,660,894   1,285,475    1,351,679
   Minority Interest            348,500     378,420      137,102
   Net income (loss)        $ 1,312,394     907,055    1,214,577
   Net income (loss) allocated to:

General partners               $  9,114         -          4,506
Special limited partners        902,327     393,310      391,363
Limited partners                400,953     513,745      818,708

Net income (loss)
   per limited partner unit    $ 120.31       68.50       109.16

Weighted average units outstanding7,500       7,500        7,500

See accompanying notes to consolidated financial statements.

                                  F-3
            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Consolidated Statements of Partners' Equity

             Years ended December 31, 1999, 1998, and 1997

                                             Special
                             Limited         Limited     General
                            partners        partners    partners    Total
                       units     amounts
Balance at
December 31, 1996      7,500  $ 2,854,086        -          (553)    2,853,533

   Net income           -         818,708     391,363      4,506     1,214,577
   Distributions
     (note 6)           -      (1,275,000)   (211,847)      -       (1,486,847)

Balance at
     December 31, 1997  7,500   2,397,794   179,516        3,953    2,581,263

     Net income             -     513,745   393,310          -        907,055
     Distributions
      (note 6)              -  (1,275,000) (572,826)         -     (1,847,826)

Balance at
 December 31, 1998      7,500   1,636,539         -        3,953    1,640,492

     Net Income             -     400,953    902,327       9,114    1,312,394
     Distributions(note 6)  -  (1,162,500)  (517,059)     (5,223)  (1,684,782)

Balance at
 December 31, 1999      7,500     874,992    385,268       7,844    1,268,104

See accompanying notes to consolidated financial statements.
                       F-4

               MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                          (A Limited Partnership)
                   Consolidated Statements of Cash Flows

               Years ended December 31, 1999, 1998, and 1997

                                         1999       1998     1997
Cash flows from operating activities:
   Net income                      $ 1,312,394      907,055   1,214,577
   Adjustments to reconcile net income
   to net cash provided by
   operating activities:

     Decrease (increase) in
       restricted cash                129,062      133,339    (439,260)
     Cost of land and improvements
       sold                           762,778      720,714   2,213,987
     Cost of land improvements       (237,989)    (295,043) (1,279,933)
     Impact Fees Refunded             176,583         -           -
     (Decrease) increase in accounts
       payable and accrued expenses   (47,479)      68,377     (56,237)
     (Decrease) increase in payable
       to related party              (126,500)     126,500        -

       Net cash provided by
         operating activities       1,968,849    1,660,942   1,653,134

Cash flows from financing activities:
     Loan proceeds-other                 -            -        445,000
     Principal payments on note
       payable - other                   -            -       (145,000)
     Principal payments on note
       payable - private                 -            -       (300,000)
     Distributions to partners     (1,684,782)  (1,847,826) (1,486,847)

     Net cash used by financing
       activities                  (1,847,826)  (1,486,847) (1,684,782)
Net increase (decrease)
     in cash and cash equivalents      284,067    (186,884)    166,287

Cash and cash equivalents
     at beginning of year               5,809      192,693      26,406
Cash and cash equivalents
    at end of year                $   289,876        5,809     192,693

Supplemental Disclosures of Cash
     flow information:
     Cash paid during the year for
     interest                     $     1,824          -        15,993

See accompanying notes to consolidated financial statements.

                                 F-5
          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)
           Notes to Consolidated Financial Statements
                   December 31, 1999 and 1998

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

    (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of Moore's Lane Properties, Ltd. and the accounts of a Moore's Lane Venture Associates, the joint venture which Moore's Lane Properties, Ltd owns 17%. All significant intercompany accounts and transactions have been eliminated.

     (c)  Estimates

     Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
     Actual results could differ from those estimates.

    (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and include approximately 10.5 and 21 acres at December 31, 1999 and 1998, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance, and property taxes were charged to expense in 1999 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.
                               F-6
          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
             Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)
     (e) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definitions of impairment. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary.

     (f)  Cash and Cash Equivalents

     The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (g)  Revenue Recognition

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

     (h)  Income Taxes

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

     (i)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit is allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partners until the ratio of the general partners' capital account balance to the capital account balances, in excess of adjusted capital contributions and
                               F-8
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     unpaid preferred returns, of all limited partners is 31% to 69%. Thereafter, profits are generally allocated 31% to the general partners and 69% to the limited partners. Net losses are allocated to the 99% to the limited partners and 1% to the general partner.

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

     (j)  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1999, 1998 and 1997, the Partnership had no components of other comprehensive components ofincome. Accordingly, comprehensive income for each of the years was the same as net income.

 (2)  Restricted Cash

     At December 31, 1999 and 1998, the Partnership has restricted cash balances of $480,442 and $609,504, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes.

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

(4)  Related Party Transactions

     The General Partners and their affiliates have been
     actively involved in managing the Partnerships.
     Affiliates of the general partners receive fees and
     commissions as consideration for performing certain
     services.  Expenses incurred for these services during
     1999, 1998, and 1997 are as follows:
                                 1999        1998     1997

     Commission paid to minority
      interest holder      $     109,824    73,443   130,810
     Development fees
      (Selling Expense)           57,102    48,962    83,199
     Accounting fees               3,150     3,603     1,750
     Land management fee          15,604    15,604    15,604

(5)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at
     December 31, are as follows:         1999          1998

     Land and carrying costs         $     213,629   581,131
     Land Improvements                     351,987   685,857
                                     $     565,616 1,266,988

     Aggregate cost for Federal income tax purposes for this property was $594,299 and $1,330,706 at December 31, 1999 and 1998, respectively.

                              F-10
             MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                        (A Limited Partnership)
              Notes to Consolidated Financial Statements

(6)  Distributions

          For the years ended December 31, 1999 and 1998, the Partnership made distributions of $1,684,782 and $1,847,826, respectively. Of these amounts, $1,162,500 and $1,275,000 ($155 and $170 per unit), respectively, were allocated to the limited partners, $517,059 and $572,826, respectively, were allocated to the Special limited partners, and $9,114 and $-0- were allocated to the general partners.




































                                   F-11


                     Independent Auditors' Report

The Partners
Moore's Lane Properties, Ltd.:

Under date of January 21, 2000, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG  LLP
Nashville, Tennessee
January 21, 2000



























                                  S-1

                                           MOORE'S LANE PROPERTIES, LTD. and Subsidiary
                                                      (A Limited Partnership)
                                                           Schedule III
                                                        (December 31, 1999)
                                             Real Estate and Accumulated Depreciation

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
   ___________        ______     ____    ________   ________   ________   ____   ________   _____      _______   _______     ____

10.5 acres of undeveloped
land in Williamson county,
Tennessee            $ -    $  121,731    -        351,987   91,898   121,731    443,885   565,616      -           -    12/11/85

                                                                        S-2



               MOORE'S LANE PROPERTIES, LTD. and Subsidiary
                          (A Limited Partnership)
                               Schedule III
                             December 31, 1999
                    Real Estate and Accumulated Depreciation
                                   (continued)


                                 1999          1998        1997


(1) Balance at beginning
      of Period                  $  1,266,988   1,692,659    2,626,713
    Additions during period:
       Improvements                   237,989     295,043    1,279,933

    Deductions during period:
       Cost of real estate
         sold                         762,778     720,714    2,213,987
       Impact fees refunded           176,583        -            -
     Balance at close of
        period                     $  565,616   1,266,988    1,692,659
(2)  Aggregate cost for
     Federal income tax
       purposes                     $ 594,299   1,330,706    1,725,060


See accompanying independent auditors' report.

                                       S-3

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