Form 10-Q
period 2000-03-31
MOORES LANE PROPERTIES LTD
filed 2000-05-15
CIK 790609

 FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended MARCH 31, 2000

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


                 FINANCIAL STATEMENTS
    For the Three Months Ended March 31, 2000 and 1999


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

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                           March 31,           December 31,
                             2000                 1999

                             ASSETS

CASH                         $ 342,280           $  289,876
RESTRICTED CASH                351,442              480,442
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT            572,966              565,616

OTHER ASSETS                      -                   1,000
Total Assets                $1,266,688          $ 1,336,934
                            ==========           ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
  ACCRUED EXPENSES         $      -                  68,730
PAYABLE TO RELATED PARTY         4,634                 -
MINORITY INTEREST IN
  CONSOLIDATED JOINT VENTURE       100                  100

    TOTAL LIABILITIES            4,734               68,830

PARTNERS' EQUITY
  Limited Partners (7,500
    units outstanding)         868,842              874,992
  General partners               7,844                7,844
  Special Limited Partners     385,268              385,268

  Total partners' equity     1,261,954            1,268,104

Total Liabilities &
  Partners' Equity         $ 1,266,688         $  1,336,934
                            ==========           ==========

               See accompanying notes to consolidated financial statements.

           MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         Three months
                                            Ended
                                           MARCH 31,
                                      2000            1999

REVENUE:

  Land Sales:
   Sales Of Land & Improvements  $      -       $  1,468,530
    Cost of Land &
    Improvements Sold                               (438,543)
          Selling Expenses                          (133,787)
      Gain on Land Sales                -            896,200
      Interest Income                   -              2,077
      Miscellaneous                  5,000             1,400


       Total Revenue             $   5,000       $   899,677



EXPENSES:

  Property Taxes                      -               40,938
  Management Fees                    3,901             3,901
  Legal & Accounting Fees            5,136             4,500
  General & Admin. Expenses          2,113               508
  Interest Expense                    -                1,898

       Total Expenses           $   11,150       $    51,745

NET INCOME (LOSS) BEFORE
MINORITY INTEREST               $   (6,150)      $   847,932

Minority Interest                     -             (144,500)

Net Income (Loss)               $   (6,150)      $   703,432


       See accompanying notes to consolidated financial statements

            MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Three months
                                             Ended
                                            MARCH 31,
                                       2000           1999
Cash Flows from
  Operating Activities:

  Net (Loss) Income              $   (6,150)       $  703,432
  Adjustments to reconcile
Net (Loss) Income to Net Cash
provided by (used in)
Operating Activities:
Change in Restricted Cash           129,000            (1,670)
Cost of Land and Improvements Sold     -              438,543
Cost of Land Improvements            (7,350)          (93,671)
Change in Other Assets                1,000            (3,229)
   Decrease in Accounts
  Payable & Accrued Expenses        (68,730)         (111,209)
   Increase in Payable to Related
  Party                               4,634          (126,500)
  Decrease in Minority Interest          -               -

Net Cash provided by (used in)
Operating Activities                 52,404           805,696

Cash Flows From Financing
Activities-Distributions To
Partners                               -             (706,521)

Net Increase (Decrease)in Cash       52,404            99,175


CASH AT JANUARY 1,                  289,876             5,809

CASH AT MARCH 31,                  $342,280       $   104,984
                                    =======          ========





               See accompanying notes to financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)

A. ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
   results of operations.   The results of operations for the
   three-month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B. RELATED PARTY TRANSACTIONS

   The  General  Partner  and  its  affiliates  have been
   actively involved  in managing the Partnership's  operations.
   Compensation earned for these services in the first three
   months were as follows:
                                           2000        1999

      PAYMENTS TO MINORITY INTEREST HOLDER
    Commissions(selling expenses)          $   -     $ 44,056
    Development Fees(selling expenses)         -       29,371

      PAYMENTS TO AFFILIATE OF GENERAL PARTNER
    Management Fees                        $ 3,901      3,901
    Commissions(selling expenses)             -      $ 44,056
    Accounting Fees                            500        500


C.  COMPREHENSIVE INCOME

During the three month periods ended March 31, 2000, and 1999, the Partnership had no components of other comprehensive income.
Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000.

There were no sales during the first quarter of 2000. In 1999, the Registrant sold 6.5 acres for net proceeds of $1.3 million. All loans and payables were paid off, $706,521 was distributed to the partners, and the remaining proceeds were retained to meet operating expense. The Registrant has xx acres left for sale.

Expenses of the Registrant are comparable with prior quarters except for the following. Property tax expense in 1999 is for rollback property taxes. The Registrant was required to pay rollback property taxes on the property sold. The remaining land held is not subject to any additional rollback taxes. The lack of interest expense in 2000 is due to the retirement of all debt during the first quarter of 1999.

FINANCIAL CONDITION

LIQUIDITY

As of April 30, 2000, the Registrant had an operating cash balance of $332,845 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $350,442 to be used on development.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 issues in the future.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

Exhibit 27 - Financial Data Schedule for the First Quarter of  2000

   (b)  No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MOORE'S LANE PROPERTIES, LTD.

                              By:222 PARTNERS, INC.
                                General Partner


Date:  May 15, 2000            By:/s/ Steven D. Ezell
                                   President



Date:  May 15, 2000            By:/s/ Michael A. Hartley
                                Secretary/Treasurer