Form 10-Q
period 2000-06-30
MOORES LANE PROPERTIES LTD
filed 2000-08-09
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended June 30, 2000

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


                     FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 2000 and 1999


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


       MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                           June 30,            December 31,
                             2000                 1999

                             ASSETS

CASH                       $  384,115            $  289,876
RESTRICTED CASH               283,844               480,442
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT           572,966               565,616

OTHER ASSETS                        -                 1,000
Total Assets               $1,240,925           $ 1,336,934
                            ==========           ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE &
  ACCRUED EXPENSES         $      -                  68,730
MINORITY INTEREST IN
  CONSOLIDATED JOINT VENTURE      100                   100

    TOTAL LIABILITIES             100                68,830

PARTNERS' EQUITY
  Limited Partners (7,500
    units outstanding)        847,713               874,992
  General partners              7,844                 7,844
  Special Limited Partners    385,268               385,268

  Total partners' equity    1,240,825             1,268,104

Total Liabilities &
  Partners' Equity         $1,240,925          $  1,336,934
                            ==========           ==========

               See accompanying notes to consolidated financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                    June 30,
                                ----------------
                        2000      1999        2000          1999

REVENUE:

Land Sales

Sale Proceeds        $     -      579,640         -      2,048,170
Cost of Land Sold          -     (132,883)        -       (571,426)
     Selling Expenses      -      (52,460)        -       (186,247)

Gain on land sales         -      394,297         -      1,290,497

Interest Income            -          400         -          2,477
 Miscellaneous             -            -      5,000         1,400

    Total Revenue          -      394,697      5,000     1,294,374

EXPENSES:

 Property Taxes            -        3,616         -         44,554
 Interest Expense          -            -         -          1,898
 Management Fees        3,901       3,901      7,802         7,802
     Legal &
 Accounting Fees       12,406      13,379     17,542        17,879
 General & Admin.
    Expenses              882         384      2,995           892
Architect & Engineering 2,065           -      2,065             -
Ground Maintenance      1,875       1,200      1,875         1,200

    Total Expenses     21,129      22,480     32,279        74,225

NET INCOME (LOSS) BEFORE
   MINORITY INTEREST  (21,129)    372,217    (27,279)    1,220,149
Minority Interest          -            -         -       (144,500)
NET (LOSS) INCOME    $(21,129)    372,217    (27,279)    1,075,649
Net Income
   per limited
   partner unit      $  (2.82)      49.63     (3.64)       143.42

      See accompanying notes to consolidated financial statements

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          SIX MONTHS ENDED
                                              June 30,
                                         2000         1999
Cash Flows from Operating Activities:

  Net Income (loss)                 $ (27,279)  $ 1,075,649
  Adjustments to reconcile
  Net Income (loss) to Net Cash provided by
    Operating Activities:
    Decrease in Restricted Cash       196,598        19,531
    Increase in accounts receivable         -             -
    Cost of Land & Improvements Sold        -       571,426
    Cost of Land & Improvements        (7,350)     (150,388)
    Decrease Increase in Accounts
    Payable & Accrued Expenses        (68,730)     (111,209)
    Decrease (Increase) in Other
           Assets                       1,000        (3,229)
    Decrease in Payable to Related
    Party                                   -      (126,500)
        Net Cash provided by
          Operating Activities         94,239     1,275,280

Cash Flows from Financing Activities -

Distributions to Partners                   -      (706,521)

Net Increase in Cash                   94,239       568,759

CASH AT JANUARY 1,                    289,876         5,809

CASH AT June 30,                 $    384,115  $    574,568
                                       ========   =========

     See accompanying notes to consolidated financial statements.

          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 2000 and 1999
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the six
  month period ended June 30,2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                           2000         1999
                                           ----         ----
 Fees to Affiliate of General Partner

     Management Fees                      $ 7,802   $  7,802
    Accounting Fees                        12,908      2,650
    Commissions (Selling Expenses)              -     44,056

 Fees to Minority Interest Holder

     Development Fees (Selling Expenses)        -     40,989
     Commissions (Selling Expenses)             -     61,483

<PAGE 7>
          MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
                     (A Limited Partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    For the Three and Six Months Ended June 30, 2000 and 1999
                           (Unaudited)

C.  COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net (loss) income.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no sales during 2000. During the second quarter of 1999, the Registrant had one sale where approximately 2.3 acres were sold for net proceeds of approximately $527,000. In July 2000, the Registrant sold approximately 2.3 acres of land for net proceeds of approximately $814,000. These sale proceeds were used to make a $1.2 cash distribution to the partners.

Operations of the Registrant are comparable with prior quarters except for the following. The 1999 property tax expense is for rollback taxes related to the land sold. The Registrant was required to pay rollback property taxes on the property sold in 1999. The City and County collect rollback taxes when certain land zoned for agricultural use is sold. The tax is equal to approximately 3 years taxes at a commercial rate. The General Partner does not expect to pay any additional roll back taxes.

FINANCIAL CONDITION

LIQUIDITY

As of July 31, 2000, the Registrant had an operating cash balance of $348,870 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $283,842 to be used to fund development.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:August 13, 2000                     By:/s/ Steven D. Ezell
                                            President



Date:August 13, 2000                     By:/s/ Michael A. Hartley
                                            Secretary/Treasurer