Form 10-Q
period 2000-09-30
MOORES LANE PROPERTIES LTD
filed 2000-11-14
CIK 790609

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
      (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended September 30, 2000

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

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                        September 30,     December 31,
                                2000           1999
                              --------     ------------
               ASSETS

CASH                          $ 202,945      $    289,876
RESTRICTED CASH                 283,842           480,442
LAND AND IMPROVEMENTS
 HELD FOR INVESTMENT            363,395           565,616
OTHER ASSETS                          -             1,000
ACCOUNTS RECEIVABLE               5,800                 -

          Total Assets        $ 855,982      $  1,336,934
                             ===========     ============


                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE &
    ACCRUED EXPENSES          $  38,309       $   68,730

MINORITY INTEREST IN
CONSOLIDATED JOINT VENTURE          100              100
 TOTAL LIABILITIES               38,409           68,830

PARTNERS' EQUITY:

   Limited Partners (7,500 units
      outstanding)             564,126           874,992
   General Partner               4,137             7,844
   Special limited Partners    249,310           385,268

      Total partners equity    817,573         1,268,104

Total Liabilities &
      Partners' Equity       $ 855,982       $ 1,336,934
                              ==========      ==========

      See accompanying notes to consolidated financial statements

                       MOORE'S LANE PROPERTIES, LTD.
                              AND SUBSIDIARY
                          (A Limited Partnership)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                        Three Months Ended   Nine Months Ended
                              Ending September 30,
                             ---------------------
                        2000       1999        2000        1999
REVENUE:
Land Sales:
Sales of Land
& Improvements        $1,430,383 $ 805,672  $1,430,383 $2,853,842
Cost of Land and
Improvements Sold       (209,571) (162,599)   (209,571) (734,025)
Selling Expenses        (144,830)  (74,375)   (144,830) (260,622)

Gain on Land Sales     1,075,982   568,698   1,075,982 1,859,195
Interest Income                -     3,365           -     5,842
Miscellaneous                  -                 5,000     1,400
Total Revenue          1,075,982   572,063   1,080,982 1,866,437

EXPENSES:
Property Taxes            49,867    (5,175)     49,867    39,379
Interest Expense               -         -           -     1,898
Management Fees            3,901     3,901      11,703    11,703
Legal &
    Accounting Fees          500     1,125      18,042    19,004
General & Administrative
    Expenses                 822       739       5,881     2,831
Land maintenance expenses  3,600     4,732       5,475     4,732

    Total Expenses        58,690     5,322      90,968    79,547

NET INCOME BEFORE
  MINORITY INTEREST    1,017,292   566,741     990,014 1,786,890

Minority Interest       (244,893) (204,000)   (244,893) (348,500)

NET INCOME           $   772,399   362,741   $ 745,121 $1,438,390

Net Income per
 limited partner unit$   102.99 $    48.36   $  99.35 $   191.78

      See accompanying notes to consolidated financial statements

                       MOORE'S LANE PROPERTIES, LTD.
                              AND SUBSIDIARY
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                         Nine Months Ended
                                            September 30,
                                         2000         1999
Cash Flows from Operating Activities:

  Net Income                       $   745,121    $1,438,390
     Adjustments to reconcile
  Net Income to Net Cash Provided
    by Operating Activities:
    Decrease in Restricted Cash        196,600        33,618
    Decrease (Increase)in
    Other Assets                         1,000        (3,229)
    Increase in Accounts Receivable     (5,800)            -
    Cost of Land & Improvements Sold   209,571       734,025
    Cost of Land & Improvements         (7,350)     (209,236)
    Decrease in Accounts
    Payable & Accrued Expenses         (30,421)     (116,209)
    Decrease in Payable to
    Related Party                            -      (126,500)
          Net Cash provided by
          Operating Activities       1,108,721     1,750,859


Cash Flows from Investing Activities:

  Cash Distributions to Partners    (1,195,652)   (1,684,782)

  Net (decrease) increase in Cash      (86,931)       66,077

CASH AT JANUARY 1,                     289,876         5,809

CASH AT September 30,              $   202,945   $    71,886

      See accompanying notes to consolidated financial statements.

                       MOORE'S LANE PROPERTIES, LTD.
                          (A Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Nine Months Ended September 30, 2000
                              (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The results of operations for the nine
  month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

  Fees to Affiliate of General Partner
                                           2000         1999

       Management Fees                  $  11,703    $ 11,703
       Accounting Fees                  $  12,745    $  3,150

  Fees to Minority Interest Holder

       Development Fees (Selling expense)$  28,608  $       _
       Commissions (Selling expense)     $  69,023  $       -

C.  COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 2000,and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2000, the Registrant had two sales totaling 3.3 acres. The proceeds were used to make a cash distribution to the partners of approximately $1,195,000 The remaining proceeds were reserved to cover operating costs of the partnership. As of October 31, 2000, the Registrant had 6.9 acres remaining to sell.

Operations of the Registrant are comparable with prior quarters.

During the fourth quarter, management will update its evaluation of the values of the Property and if necessary, any impairment will be recorded.

FINANCIAL CONDITION

LIQUIDITY

As of October 31, 2000, the Registrant had an operating cash balance of $ 205,948 that the General Partner believes will sufficiently cover operating expenses for the next year. All development plans are reserved for in the $278,842 of escrowed cash balances held at October 31, 2000.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.



In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000.
The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                                   MOORE'S LANE PROPERTIES, LTD.

                                   By:   222 PARTNERS, INC.
                                         General Partner



Date:November 14, 2000                   By:/s/ Steven D. Ezell
                                           President



Date:November 14, 2000                   By:/s/ Michael A. Hartley
                                           Secretary/Treasurer