Form 10-K
period 2000-12-31
MOORES LANE PROPERTIES LTD
filed 2001-03-30
CIK 790609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000
or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-3955-A
MOORE'S LANE PROPERTIES, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1271931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040
Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or  for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 2001.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:
Prospectus of Registrant, dated April 22, 1986, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

Item 1. Business

General Development of Business

Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December 1985, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partners of Registrant is 222 Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the "Joint Venture") and has controlling interest in this Joint Venture.

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

Narrative Description of Business

As of December 31, 2000, the Joint Venture owned approximately 7 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center.

The development of the Property is complete. This work included construction of several major roads and interchanges, grading and utility installation.

Competition:

The Cool Springs Corporate and Retail Center is in various stages of development and is being developed for retail, office and mixed commercial uses similar to those considered suitable for the Property. Cool Springs Real Estate Associates, LP ("CSREA") owns much of the undeveloped land in the immediate vicinity of the Property. CSREA is an institutional real estate investor. Their asking prices are currently comparable to the Registrant's. There are several other competitive retail sites at the I-65 and Moore's Lane Boulevard intersection. However, the General Partner feels that the market can ultimately absorb all these sites and that the Registrant's low cost in its land will allow it to compete effectively.

The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partners.  Item 2. Properties

Item 2. Properties

As of December 31, 2000, the Joint Ventures of which the Registrant has a controlling interests owned 7 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 2001, there were 575 holders of record of 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ending
December 31,

	2000	1999	1998	1997	1996
Total Revenue	$1,056,726	1,836,691	1,522,795	1,580,487	54,423
Net Income (Loss)	706,300	1,312,394	907,055	1,214,577	(55,302)
Net Income (Loss) per Limited Partner Unit	64.98	53.46	68.50	109.16	(7.30)
Total Assets	852,404	1,336,934	1,883,301	2,629,195	2,957,702
Cash Distributions per Limited Partner Unit	110	155	170	170	--

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

During 2000, there were two sales totaling 3.3 acres for over $1.4 million. The sale proceeds were used to make a $1.2 million cash distribution to the partners with the remaining held for operating expenses.

During 1999, there were several sales totaling approximately 8 acres for over $2.8 million. The sales proceeds were used to make a $1.7 million cash distribution to the partners and the remaining proceeds were reserved to cover expenses related to the sale.

During 1998, there were several sales totaling approximately 8 acres for over $2.4 millions. The sales proceeds were used to make a $1.8 million cash distribution to the partners and the remaining proceeds were invested in short-term cash equivalents held to cover expenses related to the sale.

Operations

Other than the sales activity, noted above, operations of the Registrant are comparable during 2000, 1999, and 1998 except for the following. The decrease in interest income during the years is due to lower cash balances held during the year, especially in the restricted cash-escrow accounts. The decline in property tax expense is due to the 1999 and 1998 property tax expenses including rollback taxes paid on the property sold during those years. Most of the land sold in 1999 and 1998 had been previously taxed at a less expensive agricultural rate while the Registrant held it undeveloped in exchange for a rollback tax upon sale of the land. The rollback tax is equal to approximately 3 years taxes at a commercial rate. In 1999, the Registrant sold the last of its property subject to rollback taxes, therefore the 2000 property tax expense represents only one years tax at a commercial rate for the land remaining.

General and administrative expenses were higher in 1998 due to escrow fees and letter of credit fees. Effective January 1, 2000, the state of Tennessee began assessing franchise and excise tax on limited partnerships. Franchise tax is based on the greater of net worth or real and tangible property and is taxed at a rate of 1/4 of 1%. Excise tax is based on reported earnings before excise tax. The excise tax rate is 6%. An accrual of approximately $44,000 has been made.

]Liquidity and Capital Resources

At February 29, 2001, the Registrant had $253,199 in cash to meet its 2001 operating expenses. The General Partner believes that this cash balance is sufficient to meet the operational needs of the Registrant for the year 2001.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant does not have any directors or officers. 222 Partners, Inc. is the General Partner of the Registrant and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners, Inc.

222 Partners, Inc. was formed in September 1986 and serves as general partner for several other real estate investment limited partnerships.

The executive officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell, age 47, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

Michael A. Hartley, age 42, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

W. Gerald Ezell, age 71, is a director of corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2000, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2001, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2000, earned or received compensation or payments for services from the Registrant in excess of $60,000 except for the following:

Sales commission paid to minority interest holder $ 69,023

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

(b) No reports on Form 8-K have been filed during the last quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2001	By:/s/ Steven D. Ezell
President and Director
DATE: March 31, 2001	By:/s/ Michael A. Hartley
Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2001	By:/s/ Steven D. Ezell
President and Director
DATE: March 31, 2001	By:/s/ Michael A. Hartley
Vice President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February 20, 2001

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Balance Sheets
December 31, 2000 and 1999

Assets	2000	1999

Cash and cash equivalents	$210,167	289,876
Restricted cash	278,842	480,442
Land and improvements held for investment	363,395	565,616
Other assets	--	1,000
Total Assets	$852,404	1,336,934

Liabilities and Partners' Equity
Liabilities:
Property tax payable	$38,407	68,730
Accounts payable and accrued expenses	35,145	--
State taxes payable	44,600	--
Minority interest in consolidated Joint venture	100	100
Total liabilities	118,252	68,830
Partners' equity:
Limited partners (7,500 units outstanding)	506,565	874,992
General Partners	4,137	7,844
Special limited partner	223,450	385,268
Total partners' equity	734,152	1,268,104
Commitments
Total liabilities and partners equity	$852,404	$1,336,934

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Operations
Years ended December 31, 2000, 1999, and 1998
	2000	1999	1998
Revenue
Sales:
Sales of land and improvements	$1,430,383	2,853,842	2,448,096
Cost of land and improvements sold	(209,571)	(762,778)	(720,714)
Selling expenses	(179,975)	(268,296)	(225,609)
Gain on land sale	1,040,837	1,822,768	1,501,773
Interest	10,889	12,523	20,882
Miscellaneous	5,000	1,400	140
Total revenue	$1,056,726	1,836,691	1,522,795
Expenses
Property taxes	49,965	129,655	176,661
Partnership and property management fee	15,604	15,604	15,604
Legal and accounting	26,042	22,953	21,903
General and administrative	5,082	2,663	10,455
Architect and engineering fees	2,065	1,898	3,447
Land Maintenance	6,775	1,200	9,250
Interest		1,824
State taxes	44,600	--	--
Total expenses	150,133	175,797	237,320
Income before minority interest	906,593	1,660,894	1,285,475
Minority interest	244,893	348,500	378,420
Net income	$661,700	1,312,394	907,055

Net income allocated to:
General partner	$--	9,114	-
Special limited partner	205,127	902,327	393,310
Limited partners	456,573	400,953	513,745

Net income per limited partner unit	$60.88	53.46	68.50
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Consolidated Statements of Partners' Equity

Years ended December 31, 2000, 1999, and 1998
	Units	Limited Partners Amounts	Special Limited Partner	General Partner	Total

Balance at December 31, 1997	7,500	$2,397,794	179,516	3,953	2,581,263
Net income		513,745	393,310	--	907,055
Distributions		(1,275,000)	(572,826)	--	(1,847,826)
Balance at December 31, 1998	7,500	1,636,539	--	3,953	1,640,492
Net Income		400,953	902,327	9,114	1,312,394
Distributions		(1,162,500)	(517,059)	(5,223)	(1,684,782)
Balance at December 31, 1999	7,500	874,992	385,268	7,844	1,268,104
Net income		456,573	205,127	--	661,700
Distributions		(825,000)	(366,945)	(3,707)	(1,195,652)
Balance at December 31, 2000	7,500	$506,565	223,450	4,137	734,152

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999, and 1998
	2000	1999	1998
Cash flows from operating activities:
Net income	$661,700	1,312,394	907,055
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in restricted cash	201,600	129,062	133,339
Cost of land and improvements sold	209,571	762,778	720,714
Cost of land improvements	(7,350)	(237,989)	(295,043)
Impact Fees Refunded	--	176,583	-
Decrease in other assets	1,000	--	--
Increase in accounts payable and accrued expenses	35,145	--	--
(Decrease) increase in payable to related party	--	(126,500)	126,500
(Decrease) increase in property tax payable	(30,323)	(47,479)	68,377
Increase in State taxes payable	44,600	--	--
Net cash provided by operating activities	1,115,943	1,968,849	1,660,942
Cash flows from financing activities:	--
Distributions	(1,195,652)	(1,684,782)	(1,847,826)
Net increase (decrease) in cash and cash equivalents	(79,709)	284,067	(186,884)
Cash and cash equivalents at beginning of year	289,876	5,809	192,693
Cash and cash equivalents at end of year	$210,167	289,876	5,809
Supplemental Disclosures of Cash flow information:
Cash paid during the year for interest	--	$1,824	-

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

(a) Organization

Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire and hold for investment approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. During 1997, general partner W. Gerald Ezell sold his partnership interest, and the Partnership was amended to convert his interest to a "Special limited" partner interest. His general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Moore's Lane Properties, Ltd. and the accounts of a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated.

(c) Estimates

Management of the Partnership has made certain estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(d) Land and Improvements Held for Investment

Land and improvements held for investment is recorded at cost and include approximately 7 and 21 acres at December 31, 2000 and 1999, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance, and property taxes were charged to expense in 2000, 1999 and 1998 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

(e) Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. At December 31, 2000 and 1999 the fair value was determined by recovering the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no valuation allowance for impairment necessary.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

  Summary of Significant Accounting Policies(continued)

(f) Cash and Cash Equivalents

The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

(g) Revenue Recognition

Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate," are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

(h) Income Taxes

No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the Partnership, pays state income taxes on earnings from Tennessee operations.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's income tax expense relates to state income taxes for income from continuing operations in Tennessee.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

    Summary of Significant Accounting Policies (continued )

(i) Partnership Allocations

Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit is allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partners until the ratio of the general partners' capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred returns, of all limited partners is 31% to 69%. Thereafter, profits are generally allocated 31% to the general partners and 69% to the limited partners. Net losses are allocated 99% to the limited partners and 1% to the general partner.

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

(j) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2000, 1999, and 1998, the Partnership had no components of other comprehensive component of income. Accordingly, comprehensive income for each of the years was the same as net income.

(2) Restricted Cash

At December 31, 2000 and 1999, the Partnership has restricted cash balances of $278,842 and $480,442, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes.

(3) Moore's Lane Venture Associates

On May 29, 1986, Moore's Lane Venture Associates (the Joint Venture) was formed with the Partnership and Southeast Venture Companies (Southeast) as joint ventures. On March 4, 1987, the Partnership contributed its land held for investment to the Joint Venture. The contribution of land was accounted for at book value.

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

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

(4) Related Party Transactions

Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 2000, 1999, and 1998 are as follows

	2000	1999	1998
Sales Commission paid to minority interest holder	$69,023	109,824	73,443
Development fees (Selling Expense)	33,608	57,102	48,962
Accounting fees	13,245	3,150	3,603
Partnership and property management fee	15,604	15,604	15,604

(5) Land and Improvements Held for Investment

The components of land and improvements held for investment at December 31, are as follows

	2000	1999	1998
Land and carrying costs	$134,476	213,629	581,131
Land Improvements	228,919	351,987	685,857
	$363,395	565,616	1,266,988

Aggregate cost for Federal income tax purposes for this property was $ 363,395 and $594,299 at December 31, 2000 and 1999, respectively.

(6) Distributions

For the years ended December 31, 2000, 1999, and 1998, the Partnership made distributions of $1,195,652, $1,684,782, and $ 1,847,826, respectively. Of these amounts, $825,000, $1,162,500 and $1,275,000 ($110, $155 and $170 per unit), respectively, were allocated to the limited partners, $366,945, $517,059 and $572,826, respectively, were allocated to the Special limited partner, and $3,707, $5,223 and $-0- were allocated to the general partners.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

Under date of February 20, 2001, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 20, 2001

S-1

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation
		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
7 acres of undeveloped land in Williamson county, Tennessee	None	$76,627		228,919	57,849	363,395		$363,395	--	--	12/11/85

S-2

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

(Continued)
	2000	1999	1998
(1) Balance at beginning of Period	$ 565,616	1,266,988	1,692,659
Additions during period:
Improvements	7,350	237,989	295,043
Deductions during period:
Cost of real estate Sold	209,571	762,778	720,714
Impact fees refunded	--	176,583	-
Balance at close of Period	$363,395	565,616	1,266,988
(2) Aggregate cost for Federal income tax Purposes	$363,395	594,299	1,330,706

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