Form 10-Q
period 2001-03-31
MOORES LANE PROPERTIES LTD
filed 2001-05-21
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended MARCH 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the transition period from ______ to_______________

Commission File Number: 33-3955-A

MOORE'S LANE PROPERTIES, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1271931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
4400 Harding Road, Suite 500,Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)

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

YES X NO _


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Consolidated Balance Sheets 3

Consolidated Statements of Operations 4

Consolidated Statements of Cash Flows 5

Notes to Consolidated Financial Statements 6


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2001	December 31, 2000

ASSETS

Cash	$250,170	$210,167
Restricted cash	150,652	278,842
Land and improvements held for investment	363,395	363,395
Total assets	$764,217	$852,404

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$7,500	$35,145
Property tax payable	9,577	38,407
State taxes payable	45,109	44,600
Minority interest in consolidated joint venture	100	100

Total liabilities	62,286	118,252

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	484,332	506,565
General partners	2,316	4,137
Special limited partners	215,283	223,450

Total partners' equity	702,931	734,152

Total liabilities and partners' equity	$764,217	$852,404

See accompanying notes to consolidated financial statements.


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY(A Limited Partnership)CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,
	2001	2000

REVENUE:

Miscellaneous	$ -	$5,000

Total Revenue	-	5,000

EXPENSES:

Property taxes	9,577	-
Management fees	3,901	3,901
Legal and accounting fees	7,500	5,136
General and administration expense	2,172	2,113
State taxes	509	-
Land maintenance	8,562	-
Total expenses	32,221	$ 11,150

Net loss before minority interest	(32,221)	$ (6,150)

Minority Interest	-	-

Net Loss	$(32,221)	$ (6,150)

Net income per limited partner unit	(4..30)	(0.82)
Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months March 31,
	2001	2000
Cash flows from operating activities:

Net loss	$ (32,221)	$ (6,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in restricted cash	128,190	129,000
Cost of land improvements	-	(7,350)
Change in other assets	-	1,000
Decrease in accounts payable and accrued expenses	(27,645)	(68,730)
Increase in state taxes payable	509	-
Increase in payable to related party	-	4,634
Decrease in property tax payable	(28,830)	-

Net cash provided by operating activities	40,003	52,404

Net increase in cash	40,003	52,404

Cash at beginning of period	210,167	289,876

Cash at end of period	$ 250,170	$342,280



See accompanying notes to financial statements.


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended March 31,
	2001	2000

Management Fees	$ 3,901	$ 3,901
Accounting Fees	500.	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2001, and 2000, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the periods was the same as net loss.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001.

There were no sales during the first quarter of 2001. The Registrant has 7 acres left for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Ground maintenance in 2001 is higher than prior quarters due to road repairs. The reduction in Restricted cash is due to the completion of certain development work.

FINANCIAL CONDITION

LIQUIDITY

As of April 30, 2001, the Registrant had an operating cash balance of $210,434 that the General Partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $150,652 to be used on development.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.

By:222 PARTNERS, INC.

General Partner

Date: May 21, 2001 By:/s/ Steven D. Ezell

President

Date: May 21, 2001 By:/s/ Michael A. Hartley

Secretary/Treasurer