Form 10-Q
period 2001-09-30
MOORES LANE PROPERTIES LTD
filed 2001-11-13
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 2001

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

(A Limited Partnership)

FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001

(Unaudited)

INDEX

Financial Statements:

Consolidated Balance Sheets 2

Consolidated Statements of Operations 3

Consolidated Statements of Cash Flows 4

Notes to Consolidated Financial Statements 5

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30, 2001	December 31, 2000

Assets

Cash	$231,099	210,167
Restricted cash	58,252	278,842
Land and improvements held for investment	363,395	363,395

Total assets	652,746	852,404

Liabilities and partners' equity

Accounts payable	$4,500	35,145
Property tax payable	28,731	38,407
State taxes payable	1,527	44,600
Minority interest in consolidated joint venture	100	100

Total liabilities	34,858	118,252

Partners' equity:

Limited partners (7,500 units outstanding)	426,343	506,565
General partners	1,915	4,137
Special limited partners	189,630	223,450

Total partners' equity	617,888	734,152

Total liabilities and partners' equity	$652,746	852,404

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY(A Limited Partnership)CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Nine months ended
	September 30,
	2001	2000	2001	2000

REVENUE:
Land Sales:
Gross proceeds	$-	1,430,383	-	1,430,383
Cost of land sold	-	(209,571)	-	(209,571)
Selling expenses	-	(144,830)	-	(144,830)

Gain on land sale	-	1,075,982	-	1,075,982

Miscellaneous	-	-	-	5,000

Total Revenue	-	1,075,982	-	1,080,982

EXPENSES:

Property taxes	9,577	49,867	28,731	49,867
Management fees	3,901	3,901	11,703	11,703
Legal and accounting fees	3,500	500	28,349	18,042
General and administration expense	5,875	822	9,752	5,881
State taxes	509	0	1,728	0
Land maintenance	21,030	3,600	36,001	5,475

Total expenses	44,392	58,690	116,264	90,968

Net loss before minority interest	(44,392)	1,017,292	(116,264)	990,014

Minority Interest	0	(244,893)	0	(244,893)

Net (loss) income	$(44,392)	772,399	(116,264)	745,121

Net (loss) income per limited partner unit	($5.92)	102.99	(15.50)	99.35
Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:

Net (loss)income	$(116,264)	745,121
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Decrease in restricted cash	220,590	196,600
Cost of land improvements	-	(7,350)
Cost of land improvements sold	-	209,571
Change in other assets	-	1,000
Increase in accounts receivable	-	(5,800)
Decrease in accounts payable	(30,645)	(30,421)
Decrease in state taxes payable	(43,073)	-
Decrease in property tax payable	(9,676)	-

Net cash provided by operating activities	20,932	1,108,721

Cash flows from investing activities

Cash distributions to partners	0	(1,195,652)

Net increase (decrease) in cash	20,932	(86,931)

Cash at beginning of period	210,167	289,876

Cash at end of period	231,099	202,945

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B. RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Nine months ended September 30,
	2001	2000
Fees to affiliate of general partner:
Management Fees	$11,703	11,703
Accounting Fees	13,000	12,745
Development fee	5,000	-

Fees to minority interest holder:
Development fees (selling expenses)	-	28,608
Commissions (selling expenses)	-	69,023

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2001and 2000, the Partnership had no components of other comprehensive income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

There were no sales during the nine-month period ending September 30, 2001  As of September 30, 2001, the Joint Venture owned approximately seven saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center. Expenses of the Registrant are comparable with prior quarters except for the following. Land maintenance in 2001 is higher than prior quarters due to road repairs. The reduction in restricted cash is due to the completion of certain development work. The decrease in property taxes is due to land sales.

FINANCIAL CONDITION

LIQUIDITY

As of September 30, 2001, the Registrant had an operating cash balance of $231,099 that the General partner believes will sufficiently cover operating expenses for the next year, and an escrow cash balance of $58,252 to be used on development.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Partnership is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Partnership will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect the adoption of this standard to have a material effect on the Partnership's revenue, operating results or liquidity.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - none

(b) No 8-K's have been filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.

By:222 PARTNERS, INC.

General Partner

Date: November 14, 2001 By:/s/ Steven D. Ezell

President

Date: November 14, 2001 By:/s/ Michael A. Hartley

Secretary/Treasurer