Form 10-K
period 2001-12-31
MOORES LANE PROPERTIES LTD
filed 2002-03-27
CIK 790609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2001
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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of April 22, 1986.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Narrative Description of Business

As of December 31, 2001, the Joint Venture owned approximately 7 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for resale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center.

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

Item 2. Properties

As of December 31, 2001, the Joint Venture of which the Registrant has a controlling interest owned 7 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 2001, there were 558 holders of record of 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ending
December 31,

	2001	2000	1999	1998	1997
Total Revenue	$6,095	$1,056,726	$1,836,691	$1,522,795	$1,580,487
Net Income (Loss)	(129,076)	661,700	1,312,394	907,055	1,214,577
Net Income (Loss) per Limited Partner Unit	$(5.28)	$60.88	$53.46	$68.50	$109.16
Total Assets	$642,311	$852,404	$1,336,934	$1,883,301	$2,629,195
Cash Distributions per Limited Partner Unit	$-	$110	$155	$170	$170

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

There were no sales in 2001. During 2000, there were two sales totaling 3.3 acres for over $1.4 million. The sale proceeds were used to make a $1.2 million cash distribution to the partners with the remaining held for operating expenses. During 1999, there were several sales totaling approximately 8 acres for over $2.8 million. The sales proceeds were used to make a $1.7 million cash distribution to the partners and the remaining proceeds were reserved to cover expenses related to the sale.

Operations

Other than the sales activity, noted above, operations of the Registrant are comparable during 2001, 2000, and 1999 except for the following. The decrease in interest income during the years is due to lower cash balances held during the year, especially in the restricted cash-escrow accounts. The fluctuations in property taxes are due to a decrease in land due to sales and the elimination of the rollback taxes in 1999. The increase in land maintenance fees in 2001 relates to necessary repairs to roadwork. Effective January 1, 2000, the state of Tennessee began assessing franchise and excise tax on limited partnerships. Franchise tax is based on the greater of net worth or real and tangible property and is taxed at a rate of 1/4 of 1%. Excise tax is based on reported earnings before excise tax. The excise tax rate is 6%. Because the Registrant had a net loss for 2001, no excise tax is recorded in the current year.

Liquidity and Capital Resources

At February 28, 2002, the Registrant had $180,696 in cash to meet its 2002 operating expenses. The General Partner believes that this cash balance is sufficient to meet the operational needs of the Registrant for the year 2002.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for investment are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of the Partnership's land and improvements held for investment, no impairment charge was necessary at December 31, 2001.

Contractual Obligations and Commitments

At December 31, 2001, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2001 and 2000, the Partnership has restricted cash balances of $58,252 and $278,842, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 4 to the financial statements.

Recently Issued Accounting Standards

In August 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement Financial Accounting Standards (SFAS No. 144) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

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

The executive officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell, age 49, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2002, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2001, earned or received compensation or payments for services from the Registrant in excess of $60,000.

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

(b) No reports on Form 8-K have been filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By:/s/ Steven D. Ezell
President and Director
DATE: March 27, 2002	By:/s/ Michael A. Hartley
Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By:/s/ Steven D. Ezell
President and Director
DATE: March 27, 2002	By:/s/ Michael A. Hartley
Vice President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February, 1, 2002

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Balance Sheets
December 31, 2001 and 2000

Assets	2001	2000

Cash and cash equivalents	$220,664	$210,167
Restricted cash	58,252	278,842
Land and improvements held for investment	363,395	363,395
Total Assets	$642,311	$852,404

Liabilities and Partners' Equity
Liabilities:
Property taxes payable	$30,098	$38,407
Accounts payable and accrued expenses	5,000	35,145
State taxes payable	2,037	44,600
Minority interest in consolidated joint venture	100	100
Total liabilities	37,135	118,252
Partners' equity:
Limited partners (7,500 units outstanding)	417,502	506,565
General Partners	3,737	4,137
Special limited partner	183,837	223,450
Total partners' equity	605,076	734,152
Commitments and contingencies
Total liabilities and partner's equity	$642,311	$852,404

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Operations
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenue
Sales:

Sales of land and improvements	$-	$1,430,383	$2,853,842
Cost of land and improvements sold	-	(209,571)	(762,778)
Selling expenses	-	(179,975)	(268,296)
Gain on land sale	-	1,040,837	1,822,768
Interest	6,095	10,889	12,523
Miscellaneous	-	5,000	1,400
Total revenue	6,095	1,056,726	1,836,691

Expenses
Property taxes	30,098	49,965	129,655
Partnership and property management fee	15,604	15,604	15,604
Legal and accounting	31,849	26,042	22,953
General and administrative	8,459	5,082	2,663
Architect and engineering fees	7,203	2,065	1,898
Land maintenance	39,721	6,775	1,200
State taxes	2,237	44,600	--
Interest	-	-	1,824
Total expenses	135,171	150,133	175,797
Income (loss) before minority interest	(129,076)	906,593	1,660,894
Minority interest		244,893	348,500
Net (loss) income	$(129,076)	$661,700	$1,312,394

Net (loss) income allocated to:
General partner	$(400)	$-	$9,114
Special limited partner	(39,613)	205,127	902,327
Limited partners	(89,063)	456,573	400,953

Net (loss) income per limited partner unit	$(5.28)	$60.88	$53.46
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Consolidated Statements of Partners' Equity

Years ended December 31, 2001, 2000, and 1999

	Units	Limited Partners	Special Limited Partner	General
			Partner	Partner	Total

Balance at December 31, 1998	7,500	$1,636,539	--	$3,953	$1,640,492
Net Income		400,953	902,327	9,114	1,312,394
Distributions		(1,162,500)	(517,059)	(5,223)	(1,684,782)
Balance at December 31, 1999	7,500	874,992	385,268	7,844	1,268,104
Net income		456,573	205,127	--	661,700
Distributions		(825,000)	(366,945)	(3,707)	(1,195,652)
Balance at December 31, 2000	7,500	506,565	223,450	4,137	734,152
Net loss		(89,063)	(39,613)	(400)	(129,076)

Balance at December 31, 2001	7,500	$417,502	$183,837	$3,737	$605,076

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net (loss)income	$(129,076)	$661,700	$1,312,394
Adjustments to reconcile net (loss)income cash provided by operating activities:
Decrease in restricted cash	220,590	201,600	129,062
Cost of land and improvements sold	-	209,571	762,778
Cost of land improvements	-	(7,350)	(237,989)
Impact Fees Refunded	-	-	176,583
Decrease in other assets	-	1,000	-
(Decrease) increase in accounts payable and accrued expenses	(30,145)	35,145	-
(Decrease) increase in payable to related party	-	-	(126,500)
(Decrease) increase in property tax payable	(8,309)	(30,323)	(47,479)
(Decrease) increase in state taxes payable	(42,563)	44,600	-
Net cash provided by operating activities	10,497	1,115,943	1,968,849

Cash flows from financing activities:
Distributions	-	(1,195,652)	(1,684,782)

Net increase (decrease) in cash and cash equivalents	10,497	(79,709)	284,067
Cash and cash equivalents at beginning of year	210,167	289,876	5,809
Cash and cash equivalents at end of year	$220,664	$210,167	$289,876

Supplemental Disclosures of Cash flow information:
Cash paid during the year for interest	-	-	$1,824
Cash paid during the year for state taxes	$44,600	-	-

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies

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

    Land and Improvements Held for Investment
    Land and improvements held for investment is recorded at cost and include approximately 7 acres at December 31, 2001 and 2000. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance, and property taxes were charged to expense in 2001, 2000 and 1999 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

    Land and improvements held for investments are reported at the lower of the carrying amount or estimated fair value less estimated costs to sell. At December 31, 2001 and 2000, the estimated fair value was determined by recovering the future discounted cash flows using a discount rate commensurate with the risk associated with the property. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets less estimated costs to sell. If impaired, a loss is provided to reduce the carrying amount of the land and improvements held for investment to the estimated fair value. Based upon management's analysis, the Partnership's land and improvements held for investment are not impaired.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies(continued)

    Cash and Cash Equivalents
    The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

    Revenue Recognition
    Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate," are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

    Income Taxes
    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the partnership pays state taxes on earnings from Tennessee operations.
    The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    The Partnership's income tax expense relates to state taxes for income from continuing operations in Tennessee.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies (continued )
    Partnership Allocations
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
    Comprehensive Income
    Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2001, 2000, and 1999, the Partnership had no components of other comprehensive component of (loss) income. Accordingly, comprehensive income for each of the years was the same as net (loss) income.
    Recently Issued Accounting Standards
    In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS No. 144). Statement Financial Accounting Standards addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

  Restricted Cash
  At December 31, 2001 and 2000, the Partnership has restricted cash balances of $58,252 and $278,842, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

  Moore's Lane Venture Associates
  On May 29, 1986, Moore's Lane Venture Associates (the Joint Venture) was formed with the Partnership and Southeast Venture Companies (Southeast) as joint venturers. On March 4, 1987, the Partnership contributed its land held for investment to the Joint Venture. The contribution of land was accounted for at book value.

  Southeast contributes services for overseeing the implementation of the master land use plan and ensuring that any improvements proceed on schedule. The joint venture agreement provides that Southeast will receive 17% of the proceeds of any disposition of the property after the limited partners have received an amount equal to their capital contributions plus their preferred return as defined in the partnership agreement.

  Related Party Transactions
  Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Sales Commission paid to minority interest holder	$-	$69,023	$109,824
Development fees (Selling expense)	-	33,608	57,102
Accounting fees	14,500	13,245	3,150
Partnership and property management fee	15,604	15,604	15,604

  Land and Improvements Held for Investment
  The components of land and improvements held for investment at December 31, 2001 and 2000 are $134,476 for land and carrying costs, and $228,919 for land improvements. Aggregate cost for Federal income tax purposes for this property was $ 363,395 at December 31, 2001 and 2000.

  Distributions
  No distributions were made for the year ended December 31, 2001. For the years ended December 31, 2000, and 1999, the Partnership made distributions of $1,195,652, and $1,684,782, respectively. Of these amounts, $825,000, and $1,162,500 ($110, and $155 per unit), respectively, were allocated to the limited partners, $366,945, and $517,059, respectively, were allocated to the Special limited partner, and $3,707, and $5,223 were allocated to the General Partners.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

Under date of February 1, 2002, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2002

S-1

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
7 acres in Williamson county, Tennessee	None	$76,627	--	228,919	57,849	363,395	--	$363,395	--	--	12/11/1985

S-2

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001 and 2000

(Continued)
2001	2000	1999
(1) Balance at beginning of Period	$363,395	$565,616	$1,266,988
Additions during period:
Improvements	--	7,350	237,989
Deductions during period:
Cost of land and improvements sold	--	209,571	762,778
Impact fees refunded	--	--	176,583
Balance at close of period	$363,395	$363,395	565,616

(2) Aggregate cost for Federal income tax purposes	$363,395	$363,395	$594,299

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

4400 Harding Road, Suite 500

Nashville, TN 37205

EIN 62-1310146