Form 10-Q
period 2002-03-31
MOORES LANE PROPERTIES LTD
filed 2002-05-14
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2002or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934For the transition period from ______ to_______________

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

YES X NO _


PART I. FINANCIAL INFORMATION

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 3

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 5

Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

Part II. Other Information 8

Item 6. Exhibits and reports on Form 8-K 8

Signatures 9


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2001

ASSETS

Cash	$180,144	$220,664
Restricted cash	58,252	58,252
Land and improvements held for sale	363,395	363,395
Total assets	$601,791	$642,311

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$8,750	$5,000
Property taxes payable	7,525	30,098
State taxes payable	2,595	2,037
Minority interest in consolidated joint venture	100	100

Total liabilities	18,970	37,235

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	402,146	417,502
General partners	1,807	3,737
Special limited partners	178,868	183,837

Total partners' equity	582,821	605,076

Total liabilities and partners' equity	$601,791	$642,311


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,
	2002	2001

REVENUES:	$-	$-

EXPENSES:

Property taxes	12,989	9,577
Management fees	3,901	3,901
Legal and accounting fees	3,750	7,500
General and administration expense	1,047	2,172
State taxes	558	509
Land maintenance	-	8,562
Total expenses	22,255	32,221

Net loss before minority interest	(22,255)	(32,221)

Minority interest	-	-

Net loss	$(22,255)	$(32,221)

Net loss per limited partner unit	(2.97)	(4.30)
Limited partner units outstanding	7,500	7,500


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2002	2001
Cash flows from operating activities:

Net loss	$(22,255)	$(32,221)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Decrease in restricted cash	-	128,190
Increase (decrease) in accounts payable	3,750	(27,645)
Increase in state taxes payable	558	509
Decrease in property taxes payable	(22,573)	(28,830)

Net cash (used) provided by operating activities	(40,520)	40,003

Net (decrease) increase in cash	(40,520)	40,003

Cash at beginning of period	220,664	210,167

Cash at end of period	$180,144	$250,170


MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended March 31,
	2002	2001

Management fees	$ 3,901	$ 3,901
Accounting fees	500.	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2002, and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. IMPAIRMENT

Effective January 1, 2002, the Partnership adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.


Item 2: Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002.

There were no land sales during the first quarter of 2002. The Registrant has 7 acres left for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Ground maintenance in 2001 is higher than prior quarters due to road repairs.

FINANCIAL CONDITION AND LIQUIDITY

As of April 30, 2002, the Registrant had an operating cash balance of $182,990 that the General Partner believes will sufficiently cover operating expenses for the next year.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2002 and December 31, 2001, the Partnership has restricted cash balances of $58,252 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: May 15, 2002	By: Steven D. Ezell
President
Date: May15, 2002	By: Michael A. Hartley
Secretary/Treasurer