Form 10-Q
period 2002-06-30
MOORES LANE PROPERTIES LTD
filed 2002-08-14
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2002or

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

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Item 1. Financial statement

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 3

Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 4

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001 5

Notes to Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

Part II. Other Information 8

Item 6. Exhibits and reports on Form 8-K 8

Certifications 9

Signatures 10

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS

Cash	$155,738	$220,664
Restricted cash	58,252	58,252
Land and improvements held for sale	363,395	363,395
Total assets	$577,385	$642,311

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$13,390	$5,000
Property tax payable	15,050	30,098
State taxes payable	1,639	2,037
Minority interest in consolidated joint venture	100	100

Total liabilities	30,179	37,235

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	377,572	417,502
General partners	3,557	3,737
Special limited partners	166,077	183,837

Total partners' equity	547,206	605,076

Total liabilities and partners' equity	$577,385	$642,311

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY(A Limited Partnership)CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

REVENUE:

Miscellaneous	$250	$-	$250	-

Total Revenue	$250	-	250	-

EXPENSES:

Property taxes	7,525	9,577	20,514	19,154
Management fees	3,901	3,901	7,802	7,802
Legal and accounting fees	22,420	17,349	26,170	24,849
General and administration expense	1,462	1,705	2,518	3,877
State taxes	557	710	1,116	1,219
Land maintenance	-	6,410	-	14,971
Total expenses	35,865	39,652	58,120	71,872

Net loss before minority interest	(35,615)	(39,652)	(57,870)	(71,872)

Minority Interest	-	-	-	-

Net Loss	$(35,615)	(39,652)	(57,870)	(71,872)

Net income per limited partner unit	($4.75)	($5.29)	($7.72)	($9.58)
Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(57,870)	$(71,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in restricted cash	-	146,590
Increase (decrease) in accounts payable	8,390	(31,145)
Decrease in state taxes payable	(398)	(43,583)
Decrease in property tax payable	(15,048)	(19,253)

Net cash used in operating activities	(64,926)	(19,263)

Net decrease in cash	(64,926)	(19,263)

Cash at beginning of period	220,664	210,167
Cash at end of period	$155,738	$190,904

See accompanying notes to financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partners and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Management fees	$3,901	$3,901	$7,802	7,802
Accounting fees	13,030	12,000	13,530	12,500

C. COMPREHENSIVE INCOME

During the three and six-month periods ended June 30, 2002 and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002

There were no land sales during the first six months of 2002. The Registrant has 7 acres available for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Land maintenance in 2001 is higher in prior quarters due to road repairs.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2002, the Registrant had an operating cash balance of $155,738 that the general partners believe will sufficiently cover operating expenses for the next year.

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

Contractual Obligations and Commitments

At June 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2002 and December 31, 2001, the Partnership had restricted cash balances of $58,252 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the General partners in order to meet cash flow needs and may have amounts payable to the General partners for management fees or other services. At June 30, 2002 and December 31, 2001, the Partnership had no borrowings from the General partners. Transactions with the General partners and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

MOORE'S LANE PROPERTIES, LTD.

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connections with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Steven D. Ezell, Chief Executive Officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Steven D. Ezell

Chief Executive Officer

In connections with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael A. Hartley, Chief Financial Officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.

By:222 PARTNERS, INC.

General Partner

Date: August 14, 2002 By:/s/ Steven D. Ezell

President

Date: August 14, 2002 By:/s/ Michael A. Hartley

Secretary/Treasurer