Form 10-Q
period 2002-09-30
MOORES LANE PROPERTIES LTD
filed 2002-11-14
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

September 30, 2002or

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

YES X NO _

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Tennessee Limited Partnership)

INDEX

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS

Cash	$156,713	$220,664
Restricted cash	39,752	58,252
Land and improvements held for sale	363,395	363,395
Total assets	$559,860	$642,311

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$9,835	$5,000
Property tax payable	22,575	30,098
State taxes payable	2,197	2,037
Minority interest in consolidated joint venture	100	100

Total liabilities	34,707	37,235

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	362,355	417,502
General partners	3,489	3,737
Special limited partners	159,309	183,837

Total partners' equity	525,153	605,076

Total liabilities and partners' equity	$559,860	$642,311

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY(A Limited Partnership)CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001

REVENUE:

Miscellaneous	$-	$-	$250	$-

Total Revenue	-	-	250	-

EXPENSES:

Property taxes	7,525	9,577	28,039	28,731
Management fees	3,901	3,901	11,703	11,703
Legal and accounting fees	6,945	3,500	33,115	28,349
General and administration expense	250	5,875	2,768	9,752
State taxes	558	509	1,674	1,728
Land maintenance	2,874	21,030	2,874	36,001
Total expenses	22,053	44,392	80,173	116,264

Net loss before minority interest	(22,053)	(44,392)	(79,923)	(116,264)

Minority Interest	-	-	-	-

Net Loss	$(22,053)	(44,392)	(79,923)	(116,264)

Net income per limited partner unit	($2.94)	($5.92)	($10.66)	($15.50)
Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(79,923)	$(116,264)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Decrease in restricted cash	18,500	220,590
Increase (decrease) in accounts payable	4,835	(30,645)
Increase (decrease) in state taxes payable	160	(43,073)
Decrease in property tax payable	(7,523)	(9,676)

Net cash (used) provided by operating activities	(63,951)	20,932

Net (decrease) increase in cash	(63,951)	20,932

Cash at beginning of period	220,664	210,167

Cash at end of period	$156,713	$231,099

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The general partners and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Management fees	$3,901	$3,901	$11,703	$11,703
Accounting fees	3,695	500	23,615	13,000
Development fees	-	-	-	5,000

C. COMPREHENSIVE INCOME

During the three and nine-month periods ended September 30, 2002 and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the  periods was the same as net loss.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002

There were no land sales during the first nine months of 2002. The Registrant has 7 acres available for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Land maintenance and general and administrative expenses in 2001 are higher in prior periods due to road repairs and associated engineering costs.

FINANCIAL CONDITION AND LIQUIDITY

As of October 31, 2002, the Registrant had an operating cash balance of $123,645 that the general partners believe will sufficiently cover operating expenses through December 31, 2002.

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

Contractual Obligations and Commitments

At September 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2002 and December 31, 2001, the Partnership had restricted cash balances of $39,752 and $58,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may borrow from the general partners in order to meet cash flow needs and may have amounts payable to the general partners for management fees or other services. At September 30, 2002 and December 31, 2001, the Partnership had no borrowings from the general partners. Transactions with the general partners and affiliates are discussed in footnote B to the consolidated financial statements.

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the corporate general partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on November 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on November 14, 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on November 14, 2002.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on November 14, 2002.

(b) No 8-K's have been filed during this quarter.

MOORE'S LANE PROPERTIES, LTD.

Exhibit 99.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Steven D. Ezell, serving as the chief executive officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2002		By	:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, LTD. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof I, Michael A. Hartley, serving as the chief financial officer of Moore's Lane Properties, Ltd, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2002		By	:/s/ Michael A. Hartley
Secretary/Treasurer

MOORE'S LANE PROPERTIES, LTD.

Exhibit 99.3

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore's Lane Properties, Ltd.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2002		By	:/s/ Steven D. Ezell
President

MOORE'S LANE PROPERTIES, LTD.

Exhibit 99.4

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore's Lane Properties, Ltd.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2002		By	:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
	By:	222 PARTNERS, INC.
General Partner
Date: November 14, 2002		By	:/s/ Steven D. Ezell
President
Date: November 14, 2002		By	:/s/ Michael A. Hartley
Secretary/Treasurer