Form 10-K
period 2002-12-31
MOORES LANE PROPERTIES LTD
filed 2003-03-31
CIK 790609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2002

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

Registrant's primary objective, as a consolidated entity with the Joint Venture, is to sell certain undeveloped real property located in Franklin, Williamson County, Tennessee (the "Property") and distribute to the limited partners, a return of capital from the net proceeds of the sales.

Financial Information about Industry Segments

The Registrant's activity, sale of land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 - Selected Financial Data.

Narrative Description of Business

As of December 31, 2002, the Joint Venture owned approximately 7 saleable acres of partially developed land in Franklin, Tennessee. The Property is held for sale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center.

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

Item 2. Properties

As of December 31, 2002, the Joint Venture of which the Registrant has a controlling interest owned 7 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along Mallory Lane, west and south of the Cool Springs Galleria Mall.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 2002, there were 558 holders of record of 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year Ending December 31,
	2002	2001	2000	1999	1998	1997
Total revenue	$1,318	6,095	1,056,726	1,836,691	1,522,795	1,580,487
Net (loss) income	($101,057)	(129,076)	661,700	1,312,394	907,055	1,214,577
Net (loss) income per limited partner unit	($9.30)	(5.28)	60.88	53.46	68.50	109.16
Total assets	$553,255	642,311	852,404	1,336,934	1,883,301	2,629,195
Cash distributions per limited partner unit	$-	-	110.00	155.00	170.00	170.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

There were no sales in 2002 and 2001. During 2000, there were two sales totaling 3.3 acres for over $1.4 million. The sale proceeds were used to make a $1.2 million cash distribution to the partners with the remaining held for operating expenses.

Operations

Other than the sales activity noted above, operations of the Registrant are comparable during 2002, 2001, and 2000, except for the following. The decrease in interest income during the years is due to lower interest rates and lower cash balances held during the year, especially in the restricted cash-escrow accounts. Property taxes increased in 2002 due to increased property valuations. Property taxes decreased in 2001 due to land sales. The increase in land maintenance fees in 2001 relates to necessary repairs to roadwork. Effective January 1, 2000, the state of Tennessee began assessing franchise and excise tax on limited partnerships. Franchise tax is based on the greater of net worth or real and tangible property and is taxed at a rate of 1/4 of 1%. Excise tax is based on reported earnings before excise tax. The excise tax rate is 6%. Because the Registrant had a net loss for 2002 and 2001, no excise tax is recorded in those years.

Liquidity and Capital Resources

At February 28, 2003, the Registrant had $151,864 in cash to meet its 2003 operating expenses. The General Partner believes that this cash balance is sufficient to meet the operational needs of the Registrant for the year 2003.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, no impairment charge was necessary at December 31, 2002.

Contractual Obligations and Commitments

At December 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2002 and 2001, the Partnership has restricted cash balances of $32,252 and $58,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 4 to the financial statements.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

The executive officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell, age 50, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

Michael A. Hartley, age 43, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

W. Gerald Ezell, age 73, is a director of the corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2002, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2003, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2002, earned or received compensation or payments for services from the Registrant in excess of $60,000.

For a listing of miscellaneous transactions with affiliates refer to Note 4 of the notes to Consolidated Financial Statements herein.

PART IV

Item 14. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements
		Independent Auditors' Report		10
		Financial Statements:
			Consolidated Balance Sheets	11
			Consolidated Statements of Operations	12
			Consolidated Statements of Partners' Equity	13
			Consolidated Statements of Cash Flows	14
			Notes to Consolidated Financial Statements	15

	(2)	Financial Statement Schedule
			Independent Auditors' Report	20
			Schedule III - Real Estate and Accumulated Depreciation	21
			All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or notes thereto.
	(3)	Exhibits
		3	Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 22, 1986 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.	23
		22	Subsidiaries	24
		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on March 31, 2003.	25
		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on March 31, 2003.	26
		99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on March 31, 2003.	27
		99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on March 31, 2003.	28

(b)	No reports on Form 8-K have been filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By:/s/ Steven D. Ezell
President and Director
DATE: March 31, 2003	By:/s/ Michael A. Hartley
Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By:/s/ Steven D. Ezell
President and Director
DATE: March 31, 2003	By:/s/ Michael A. Hartley
Vice President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February, 1, 2003

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Balance Sheets
December 31, 2002 and 2001

Assets	2002	2001

Cash and cash equivalents	$157,608	220,664
Restricted cash	32,252	58,252
Land and improvements held for sale	363,395	363,395
Total Assets	$553,255	642,311

Liabilities and Partners' Equity
Liabilities:
Property taxes payable	$30,100	30,098
Payable to related party	12,780	-
Accounts payable and accrued expenses	3,500	5,000
State taxes payable	2,756	2,037
Minority interest in consolidated joint venture	100	100
Total liabilities	49,236	37,135
Partners' equity:
Limited partners (7,500 units outstanding)	347,773	417,502
General Partners	3,423	3,737
Special limited partner	152,823	183,837
Total partners' equity	504,019	605,076

Total liabilities and partner's equity	$553,255	642,311

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Operations
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenue
Sales:

Sales of land and improvements	$-	-	1,430,383
Cost of land and improvements sold	-	-	(209,571)
Selling expenses	-	-	(179,975)
Gain on land sale	-	-	1,040,837
Interest income	1,068	6,095	10,889
Miscellaneous income	250	-	5,000
Total revenue	1,318	6,095	1,056,726

Expenses
Property taxes	35,564	30,098	49,965
Partnership and property management fee	15,604	15,604	15,604
Legal and accounting	40,060	31,849	26,042
General and administrative	3,915	8,459	5,082
Architect and engineering fees	275	7,203	2,065
Land maintenance	4,725	39,721	6,775
State taxes	2,232	2,237	44,600
Total expenses	102,375	135,171	150,133

(Loss) income before minority interest	(101,057)	(129,076)	906,593
Minority interest	-	-	244,893
Net (loss) income	$(101,057)	(129,076)	661,700

Net (loss) income allocated to:
General Partner	$(314)	(400)	-
Special limited partner	(31,014)	(39,613)	205,127
Limited partners	(69,729)	(89,063)	456,573

Net (loss) income per limited partner unit	$(9.30)	(5.28)	60.88
Weighted average units outstanding	7,500	7,500	7,500

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Consolidated Statements of Partners' Equity

Years ended December 31, 2002, 2001, and 2000
				General
	Units	Limited Partners	Special Limited Partner	Partner	Total

Balance at December 31, 1999	7,500	$874,992	385,268	7,844	1,268,104
Net income		456,573	205,127	-	661,700
Distributions		(825,000)	(366,945)	(3,707)	(1,195,652)
Balance at December 31, 2000	7,500	506,565	223,450	4,137	734,152
Net loss		(89,063)	(39,613)	(400)	(129,076)
Balance at December 31, 2001	7,500	417,502	183,837	3,737	605,076
Net loss		(69,729)	(31,014)	(314)	(101,057)
Balance at December 31, 2002	7,500	$347,773	152,823	3,423	504,019

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
	2002	2001	2000
Cash flows from operating activities:
Net (loss)income	$(101,057)	(129,076)	661,700
Adjustments to reconcile net (loss)income to net cash (used in) provided by operating activities:
Decrease in restricted cash	26,000	220,590	201,600
Cost of land and improvements sold	-	-	209,571
Cost of land improvements	-	-	(7,350)
Decrease in other assets	-	-	1,000
(Decrease) increase in accounts payable and accrued expenses	(1,500)	(30,145)	35,145
Increase in payable to related party	12,780	-	-
(Decrease) increase in property tax payable	2	(8,309)	(30,323)
(Decrease) increase in state taxes payable	719	(42,563)	44,600
Net cash (used in) provided by operating activities	(63,056)	10,497	1,115,943

Cash flows from financing activities - Distributions	-	-	(1,195,652)

Net (decrease) increase in cash and cash equivalents	(63,056)	10,497	(79,709)
Cash and cash equivalents at beginning of year	220,664	210,167	289,876
Cash and cash equivalents at end of year	$157,608	220,664	210,167

Supplemental disclosure of cash flow information:
Cash paid during the year for state taxes	$-	44,600	-

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

  Summary of Significant Accounting Policies

    Organization

    Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire, hold for investment, and sell approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. During 1997, general partner W. Gerald Ezell sold his partnership interest, and the Partnership was amended to convert his interest to a "Special Limited" partner interest. His general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc., (General Partners). The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

    Principles of Consolidation

    The consolidated financial statements include the accounts of Moore's Lane Properties, Ltd. and the accounts of a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated.

    Estimates

    The preparation of the financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land and improvements held for sale. Actual results could differ from those estimates.

    Cash

Cash belonging to the Partnership is combined in an account with Funds from other Partnerships related to the General Partner.
    Land and Improvements Held for Sale

Land and improvements held for sale is recorded at cost and include approximately 7 acres at December 31, 2002 and 2001. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest , insurance and property taxes were charged to expense in 2002, 2001, and 2000 since development was substantially complete. Land improvement costs include deveopment costs expended subsequent to the acquisition of the tract.

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

  Summary of Significant Accounting Policies (continued)

    Land and Improvements Held for Sale (continued)

This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell which significantly impact the estimated Fair Value.

    Revenue Recognition

    Income from sales of land and improvements held for sale is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate," are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

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

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

  Summary of Significant Accounting Policies (continued)
    Partnership Allocations

    Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

    Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit is allocated 99% to the limited partners and 1% to the general partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the General Partner until the ratio of the General Partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred returns, of all limited partners is 31% to 69%.

    Thereafter, profits are generally allocated 31% to the General Partner and 69% to the limited partners. Net losses are allocated 69% to the limited partners and 31% to the General Partner.

    Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 69% to the limited partners and 31% to the General Partner.

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2002, 2001, and 2000, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the years was the same as net (loss) income.

    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

    Recently Issued Accounting Standards (continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Partnership's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Partnership will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

  Restricted Cash

  At December 31, 2002 and 2001, the Partnership has restricted cash balances of and $32,252 and $58,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

  Moore's Lane Venture Associates

On May 29, 1986, Moore's Lane Venture Associates (the Joint Venture) was formed with the Partnership and Southeast Venture Companies (Southeast) as joint venturers. On March 4, 1987, the Partnership contributed its land held for sale to the Joint Venture. The contribution of land was accounted for at book value.

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
  Related Party Transactions

Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Sales commission paid to minority interest holder	$-	-	69,023
Development fees (Selling expense)	-	-	33,608
Accounting fees	14,030	14,500	13,245
Partnership and property management fee	15,604	15,604	15,604

  Land and Improvements Held for Sale

The components of land and improvements held for sale at December 31, 2002 and 2001 are $134,476 for land and carrying costs and $228,919 for land improvements. Aggregate cost for Federal income tax purposes for this property was $ 363,395 at December 31, 2002 and 2001.

  Distributions

No distributions were made for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, the Partnership made a distribution of $1,195,652. Of this amount, $825,000 ($110 per unit) was allocated to the limited partners, $366,945 was allocated to the Special Limited partner, and $3,707 was allocated to the General Partners.

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

Under date of February 1, 2003, we reported on the consolidated balance sheets of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002

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

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002 and 2001

(Continued)
2002	2001	2000
(1) Balance at beginning of Period	$363,395	363,395	565,616
Additions during period:
Improvements	--	--	7,350
Deductions during period:
Cost of land and improvements sold	--	--	209,571
Balance at close of period	$363,395	363,395	363,395

(2) Aggregate cost for Federal income tax purposes	$363,395	363,395	363,395

See accompanying independent auditors' report.

Exhibits filed pursuant to Item 14 (a) (3):

MOORE'S LANE PROPERTIES, LTD.

(A Tennessee Limited Partnership)

Exhibit Index

Exhibit
3	Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit to a Prospectus of Registrant dated April 22, 1986 (Registration No. 33-3395-A)
22	Subsidiaries
99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on March 31, 2003.

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on March 31, 2003.

99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on March 31, 2003.
99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on March 31, 2003.

Exhibit 22. Subsidiaries

MOORE'S LANE PROPERTIES, LTD.

(A Tennessee Limited Partnership)

MOORE'S LANE VENTURE ASSOCIATES

A Tennessee Joint Venture

4400 Harding Road, Suite 500

Nashville, TN 37205

EIN 62-1310146

MOORE'S LANE PROPERTIES, LTD.

Exhibit 99.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Moore's Lane Properties, Ltd.(the "Registrant"), on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the chief executive officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: March 31, 2003		By:	/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Moore's Lane Properties, Ltd.(the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the chief financial officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

MOORE'S LANE PROPERTIES, LTD.
	By:	222 PARTNERS, INC.
General Partner
Date: March 31, 2003		By:	/s/ Michael A. Hartley
Secretary/Treasurer

Exhibit 99.3

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of Moore's Lane Properties, Ltd.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By:/s/ Steven D. Ezell
President and Director

Exhibit 99.4

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of Moore's Lane Properties, Ltd.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By:/s/ Michael A. Hartley
Vice President and Director