Form 10-Q
period 2003-03-31
MOORES LANE PROPERTIES LTD
filed 2003-05-15
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2003

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
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

INDEX

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS

Cash	$126,770	$157,608
Restricted cash	21,502	32,252
Land and improvements held for investment	363,395	363,395
Total assets	$511,667	$553,255

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$6,750	$3,500
Payable to a related party	$12,780	$12,780
Property tax payable	8,891	30,100
State taxes payable	2,756	2,756
Minority interest in consolidated joint venture	100	100

Total liabilities	31,277	49,236

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	299,715	347,773
General partners	1,807	3,423
Special limited partners	178,868	152,823

Total partners' equity	480,390	504,019

Total liabilities and partners' equity	$511,667	$553,255

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002

REVENUE:

Miscellaneous	$ -	$ -

Total Revenue	-	-

EXPENSES:

Property taxes	14,331	12,989
Management fees	3,901	3,901
Legal and accounting fees	3,250	3,750
General and administration expense	1,147	1,047
State taxes		558
Land maintenance	1,000
Total expenses	23,629	22,245

Net loss before minority interest	(23,629)	(22,245)

Minority Interest	-	-

Net Loss	$(23,629)	$(22,245)

Net income per limited partner unit	(3.15)	(2.97)
Units outstanding	7,500	7,500

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months March 31,
	2003	2002
Cash flows from operating activities:

Net loss	(23,629)	(22,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in restricted cash	10,750	0
Cost of land improvements	0	0
(Increase) Decrease in accounts payable and accrued expenses	3,250	3,750
Increase in state taxes payable	(1)	558
Decrease in property tax payable	(21,210)	(22,573)

Net cash provided (used) by operating activities	(30,838)	(40,520)

Net increase (decrease) in cash	(30,838)	(40,520)

Cash at beginning of period	157,608	220,664

Cash at end of period	126,770	180,144

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003and 2002

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:
	Three months ended March 31,
	2003	2002
Management fees	$ 3,901	$ 3,901
Accounting fees	0	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2003, and 2002, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

Item 2: Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003.

There were no land sales during the first quarter of 2003 and 2002. The Registrant has 7 acres left for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Ground maintenance in 2002 is higher due to road repairs.

FINANCIAL CONDITION AND LIQUIDITY

As of April 30, 2003 the Registrant had an operating cash balance of $108,022 that the General Partner believes will sufficiently cover operating expenses for the next year.

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

Contractual Obligations and Commitments

At March 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2003 and December 31, 2002, the Partnership has restricted cash balances of $58,252 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of May 8, 2003, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the corporate general partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of May 8, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on May 15, 2003.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on May 15, 2003.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on May 15, 2003.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on May 15, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

  Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

MOORE'S LANE PROPERTIES, LTD.

Exhibit 99.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the chief executive officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 15, 2003		By	:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, LTD. on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the chief financial officer of Moore's Lane Properties, Ltd, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 15, 2003		By	:/s/ Michael A. Hartley
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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 15, 2003		By	:/s/ Steven D. Ezell
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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 15, 2003		By	:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: May 15, 2003	By: Steven D. Ezell
President
Date: May15, 2003	By: Michael A. Hartley
Secretary/Treasurer