Form 10-Q
period 2003-06-30
MOORES LANE PROPERTIES LTD
filed 2003-08-13
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

JUNE 30, 2003

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
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

INDEX

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December, 31, 2002

ASSETS

Cash	$105,344	$157,608
Restricted cash	21,502	32,252
Land and improvements held for investment	363,394	363,395
Total assets	$490,240	$553,255

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$9,809	$3,500
Payable to a related party	--	$12,780
Property tax payable	17,782	30,100
State taxes payable	1,407	2,756
Minority interest in consolidated joint venture	100	100

Total liabilities	29,098	49,236

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	236,286	347,773
General partners	4,136	3,423
Special limited partners	220,720	152,823

Total partners' equity	461,142	504,019

Total liabilities and partners' equity	$490,240	$553,255

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue:

Miscellaneous	$-	$250	$-	$250

Total Revenue	-	250	-	250

Expenses:

Property taxes	8,886	7,525	23,217	20,514
Management fees	3,901	3,901	7,802	7,802
Legal and accounting fees	4,035	22,420	7,285	26,170
General and administration expense	2,426	1,462	4,573	2,518
State taxes	-	557	-	1,116
Total expenses	19,248	35,865	42,877	58,120

Net loss before minority interest	(19,248)	(35,615)	(42,877)	(57,870)

Minority Interest	-	-	-	-

Net Loss	(19,248)	(35,615)	(42,877)	(57,870)

Net income per limited partner unit	(2.57)	(4.75)	(5.72)	(7.72)
Units outstanding	7,500	7,500	7,500	7,500

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30,
	2003	2002
Cash flows from operating activities:

Net loss	$(42,877)	$(57,870)
Adjustments to reconcile net loss to net cash from operating activities:
Decrease in restricted cash	10,750	-
Increase (Decrease) in accounts payable and accrued expenses	6,309	8,390
Increase in state taxes payable	(1,348)	(398)
Increase in payable to related party	(12,780)	-
Increase (Decrease) in property tax payable	(12,318)	(15,048)

Net cash from operating activities	(52,264)	(64,926)

Net increase (decrease) in cash	(52,264)	(64,926)

Cash at beginning of period	157,608	220,664

Cash at end of period	$105,344	$155,738

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003and 2002

(Unaudited)

A. BUSINESS DESCRIPTION

Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December 1985, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of the Partnership is 222 Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the "Joint Venture") and has controlling interest in this Joint Venture.

Registrant's primary objective, as a consolidated entity with the Joint Venture, is to sell certain undeveloped real property located in Franklin, Williamson County, Tennessee (the "Property") and distribute to the limited partners, a return of capital from the net proceeds of the sales.

B. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

C. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Six months ended June 30,
	2003	2002
Management fees	$7,802	$7,802
Accounting fees	12,971	13,530

D. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2003, and 2002, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003and 2002

(Unaudited)

E. IMPAIRMENT

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

F. SUBSEQUENT EVENT

On July 8, 2003, the Registrant sold 5 acres of land for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners. The Registrant has 2 acres left for sale.

Item 2: Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003.

There were no land sales during the first six months of 2003 and 2002. On July 8, 2003, the Registrant sold 5 acres for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners. The Registrant has 2 acres left for sale.  Expenses of the Registrant are comparable with prior quarters except for the following. Legal and accounting fees are lower due to a change in principal accountants.

FINANCIAL CONDITION AND LIQUIDITY

As of July 31, 2003 the Registrant had an operating cash balance of $79,903 that the General Partner believes will sufficiently cover operating expenses for the next year.

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

Contractual Obligations and Commitments

At June 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2003 and December 31, 2002, the Partnership has restricted cash balances of $21,502 and $32,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of July 31, 2003, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the corporate general partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of July 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on August 14, 2003.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on August 14, 2003.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on August 14, 2003.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on August 14, 2003.

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

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore's Lane Properties, Ltd.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 14, 2003		By	:/s/ Steven D. Ezell
President

MOORE'S LANE PROPERTIES, LTD.

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Moore's Lane Properties, Ltd.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and we have;
    Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of this period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ( the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 14, 2003		By	:/s/ Michael A. Hartley
Secretary/Treasurer

MOORE'S LANE PROPERTIES, LTD.

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the chief executive officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 14, 2003		By	:/s/ Steven D. Ezell
President

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, LTD. on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the chief financial officer of Moore's Lane Properties, Ltd, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 14, 2003		By	:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: August 14, 2003	By: Steven D. Ezell
President
Date: August 14, 2003	By: Michael A. Hartley
Secretary/Treasurer