Form 10-Q
period 2003-09-30
MOORES LANE PROPERTIES LTD
filed 2003-11-14
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended
September 30, 2003
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
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

INDEX

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash	$71,893	$157,608
Restricted cash	96,502	32,252
Land and improvements held for investment	122,449	363,395
Total assets	$290,844	$553,255

LIABILITIES AND PARTNERS' EQUITY
Accounts payable		$3,500
Payable to a related party	$8,875	$12,780
Property tax payable	14,141	30,100
State taxes payable	38,753	2,756
Minority interest in consolidated joint venture	100	100
Total liabilities	61,869	49,236

PARTNERS' EQUITY
Limited partners (7,500 units outstanding)	46,505	347,773
General partners	3,284	3,423
Special limited partners	136,309	152,823
Total partners' equity	186,099	504,019

Total liabilities and partners' equity	$247,968	$553,255

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUE:
Sale proceeds	$1,500,000		$1,500,000
Closing costs	125,065		125,065
Cost of land sold	240,945		240,945
Gain on sale of land	1,133,990		1,133,990
Miscellaneous	-	-	-	$250
Total Revenue	1,133,990	-	1,133,990	250

EXPENSES:
Property taxes	8,890	7,525	32,107	28,039
Management fees	3,901	3,901	11,703	11,703
Legal and accounting fees	3,941	6,945	11,225	33,115
General and administration expense	4,123	250	8,696	2,768
State taxes	37,346	558	37,346	1,674
Land maintenance		2,874		2,874
Total expenses	58,201	22,053	101,077	80,173

Income (loss) before minority interest	1,075,789	(22,053)	1,032,913	(79,923)
Minority Interest	221,000	-	221,000	-
Net income (loss)	854,789	(22,053)	811,913	(79,923)

Net income(loss) per limited partner unit	113.97	(2.94)	108.26	(10.66)
Units outstanding	7,500	7,500	7,500	7,500

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Income (loss) before minority interest	$1,032,913	$(79,923)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
(Increase)decrease in restricted cash	(64,250)	18,500
(Decrease)Increase in accounts payable	(3,500)	4,835
Cost of land sold	240,946
Increase in state taxes payable	35,997	160
Decrease in payable to related party	(3,905)
Decrease in property tax payable	(15,959)	(7,523)
Net cash from operating activities	1,222,242	(63,951)

Cash flows from investing activities:
Cash distribution to minority interest owner	(221,000)
Cash distributions general and limited partners	(1,086,957)	-

Net decrease in cash	(85,715)	(63,951)
Cash at beginning of period	157,608	220,664
Cash at end of period	$71,893	$156,713

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2003 and 2002

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

B. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

C. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Nine months ended September 30,
	2003	2002
Management fees	11,703	11,703
Accounting fees	13,971	23,615

D. COMPREHENSIVE INCOME

During the nine-month periods ended September30, 2003, and 2002, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2003and 2002

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

Item 2: Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

On July 8, 2003, the Registrant sold 5 acres of land for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners of the joint venture. The Registrant has 2 acres left for sale. Expenses of the Registrant are comparable with prior quarters except for the following. Legal and accounting fees are lower due to a change in principal accountants. The increase in state taxes is due to an accrual for state excise tax on the gain on sale.

FINANCIAL CONDITION AND LIQUIDITY

As of October 31, 2003 the Registrant had an operating cash balance of $71,582 that the General Partner believes will sufficiently cover operating expenses for the next year.

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

Contractual Obligations and Commitments

At September 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2003 and December 31, 2002, the Partnership has restricted cash balances of $96,502 and $32,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote C to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2003, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the corporate general partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on November 14, 2003.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on November 14, 2003.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Moore's Lane Properties, Ltd. on November 14, 2003.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Moore's Lane Properties, Ltd. on November 14, 2003.

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2003		By	:/s/ Steven D. Ezell
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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2003		By	:/s/ Michael A. Hartley
Secretary/Treasurer

MOORE'S LANE PROPERTIES, LTD.

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the chief executive officer of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2003		By	:/s/ Steven D. Ezell
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

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 14, 2003		By	:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2003	By: Steven D. Ezell
President
Date: November 14, 2003	By: Michael A. Hartley
Secretary/Treasurer