Form 10-K
period 2003-12-31
MOORES LANE PROPERTIES LTD
filed 2004-03-30
CIK 790609

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-3955-A
MOORE'S LANE PROPERTIES, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1271931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3310 West End Avenue, Suite 490
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 292-1040
(615)292-1040
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
None	None
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

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

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

Index

parti
partii
partiii
partiv

PART I

Item 1. Business

General Development of Business

Moore's Lane Properties, Ltd. ("Registrant"), is a Tennessee limited partnership organized in December 1985, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of the Registrant is 222 Partners, Inc. The Partnership is a venturer in Moore's Lane Venture Associates (the "Joint Venture") and has controlling interest in this Joint Venture.

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

Narrative Description of Business

As of December 31, 2003, the Joint Venture owned approximately 2 salable acres of partially developed land in Franklin, Tennessee. The Property is held for sale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center.

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

Item 2. Properties

As of December 31, 2003, the Joint Venture, of which the Registrant has a controlling interest, owned 2 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along the perimeter of the Cool Springs Galleria Mall.

Item 3. Legal Proceedings

The Registrant is not a party to, nor is any of the Registrant's property the subject of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matters during the fiscal year covered by this report.

Index

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Registrant's Units of Limited Partnership Interest, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 22, 1986 of 7,500 Units of limited partnership interests. The offering of $7,500,000 was fully subscribed and closed on May 30, 1986. As of February 28, 2004, there were 562 holders of record of 7,500 Units of limited partnership interests.

There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year Ending December 31,
	2003	2002	2001	2000	1999
Total revenue	$1,134,173	$1,318	$6,095	$1,056,726	$1,836,691
Net income (loss)	$791,543	$(101,057)	$(129,076)	$661,700	$1,312,394
Net income (loss) per limited partner unit	$70.29	($9.30)	($11.88)	$60.88	$53.46
Total assets	$282,061	$553,255	$642,311	$852,404	$1,336,934
Cash distributions per limited partner unit	$100.00	$--	$--	$110.00	$155.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

On July 8, 2003, the Registrant sold 5 acres of land for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners of the joint venture. The remaining proceeds were retained to meet operating expenses. The Registrant has 2 acres left for sale. There were no sales of Property during 2002 or 2001.

Operations

Other than the sales activity noted above, operations of the Registrant are comparable during 2003, 2002, and 2001, except for the following. The decrease in interest income during the years is due to lower interest rates and lower cash balances held during the year, especially in the restricted cash-escrow accounts. The increase in state taxes is due to an accrual for state excise tax on the gain on sale.

Liquidity and Capital Resources

At February 28, 2004, the Registrant had $45,203 in cash to meet its 2004 operating expenses. The General Partner believes that this cash balance is sufficient to meet the operational needs of the Registrant for the year 2004.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, no impairment charge was necessary at December 31, 2003.

Contractual Obligations and Commitments

At December 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2003 and 2002, the Partnership has restricted cash balances of $96,502 and $32,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 4 to the financial statements.

Recently Issued Accounting Standards

During 2003, the Registrant adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

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

Item 9(a) Controls and Procedures

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

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

Index

PART III

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

The executive officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell, age 51, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

Michael A. Hartley, age 44, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

W. Gerald Ezell, age 74, is a director of the corporate general partner. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 15, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2003, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2004, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2003, earned or received compensation or payments for services from the Registrant in excess of $60,000.

For a listing of miscellaneous transactions with affiliates refer to Note 4 of the notes to Consolidated Financial Statements herein.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $13,000 in fees and expenses for professional services rendered in connection with the audit of our financial statements for the calendar year ended December 31, 2003, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year. Our former accountants billed us the same amount in fees and expenses for professional services rendered in connection with the audit of our financial statements for the calendar year ended December 31, 2002, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants or our former accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002.

All Other Fees

No other fees were paid to our principal accountants or former accountants during calendar years ended December 31, 2003 and 2002 for products and services other than those products and services described above

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Because the Registrant's units of Limited Partnership are not traded, the General Partner acts as the audit committee. The General Partner pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	(1)	Financial Statements
		Independent Auditors' Reports		10
		Financial Statements:
			Consolidated Balance Sheets	12
			Consolidated Statements of Operations	13
			Consolidated Statements of Partners' Equity	14
			Consolidated Statements of Cash Flows	15
			Notes to Consolidated Financial Statements	16
	(2)	Financial Statement Schedule
			Independent Auditors' Reports	21
			Schedule III - Real Estate and Accumulated Depreciation	23
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

		21	Subsidiaries	25
		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30, 2004.	26
		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30, 2004.	27
		32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Michael A. Hartley, the Vice President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30, 2004.	28
(b)	No reports on Form 8-K have been filed during the last quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By:/s/ Steven D. Ezell
President and Director
DATE: March 30, 2004	By:/s/ Michael A. Hartley
Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By:/s/ Steven D. Ezell
President and Director
DATE: March 30, 2004	By:/s/ Michael A. Hartley
Vice President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to section 12 of the Act:

No annual report or proxy material has been sent to security holders.

INDEPENDENT AUDITORS' REPORT

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheet of Moore's Lane Properties, Ltd. (a limited partnership) as of December 31, 2003, and the related consolidated statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheet of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary as of December 31, 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the two year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. and subsidiary at December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February 1, 2003

Index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Balance Sheets
December 31, 2003 and 2002

Assets	2003	2002
Cash and cash equivalents	$63,110	$157,608
Restricted cash	96,502	32,252
Land and improvements held for sale	122,449	363,395
Total Assets	$282,061	$553,255
Liabilities and Partners' Equity
Liabilities:
Property taxes payable	$12,506	$30,100
Payable to related party	12,971	12,780
Accounts payable and accrued expenses	9,125	3,500
State taxes payable	38,753	2,756
Minority interest in consolidated joint venture	100	100
Total liabilities	73,455	49,236
Partners' equity:
Limited partners (7,500 units outstanding)	124,964	347,773
General Partner	2,704	3,423
Special limited partner	80,938	152,823
Total partners' equity	208,606	504,019
Total liabilities and partners' equity	$282,061	$553,255

See accompanying independent auditors' reports.

Index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Operations
Years ended December 31, 2003, 2002, and 2001

Revenue	2003	2002	2001
Sales:
Sales of land and improvements	$1,500,000	$-	$-
Cost of land and improvements sold	(240,946)	-	-
Selling expenses	(125,064)	-	-
Gain on land sale	1,133,990	-	-
Interest income	183	1,068	6,095
Miscellaneous income	-	250	-
Total revenue	1,134,173	1,318	6,095
Expenses
Property taxes	30,473	35,564	30,098
Partnership and property management fee	15,604	15,604	15,604
Legal and accounting	27,946	40,060	31,849
General and administrative	6,661	3,915	8,459
Architect and engineering fees	-	275	7,203
Land maintenance	3,600	4,725	39,721
State taxes	37,346	2,232	2,237
Total expenses	121,630	102,375	135,171
Income(Loss) before minority interest	1,012,543	(101,057)	(129,076)
Minority interest	221,000	-	-
Net (loss) income	$791,543	$(101,057)	$(129,076)
Net (loss) income allocated to:
General Partner	$2,650	$(314)	$(400)
Special limited partner	261,702	(31,014)	(39,613)
Limited partners	527,191	(69,729)	(89,063)
Net income(loss) per limited partner unit	$70.29	($9.30)	($11.88)
Weighted average units outstanding	7,500	7,500	7,500

See accompanying independent auditors' reports.

Index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Consolidated Statements of Partners' Equity

Years ended December 31, 2003, 2002, and 2001

	Units	Limited Partners	Special Limited Partner	General Partner	Total

Balance at January 1, 2001	7,500	$506,565	$223,450	$4,137	$734,152
Net loss		(89,063)	(39,613)	(400)	(129,076)
Balance at December 31, 2001	7,500	417,502	183,837	3,737	605,076
Net loss		(69,729)	(31,014)	(314)	(101,057)
Balance at December 31, 2002	7,500	347,773	152,823	3,423	504,019
Cash distributions		(750,000)	(333,587)	(3,369)	(1,086,956)
Net income		527,191	261,702	2,650	791,543
Balance at December 31, 2003	7,500	$124,964	$80,938	$2,704	$208,606

See accompanying independent auditors' reports.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$791,543	$(101,057)	$(129,076)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
(Increase ) decrease in restricted cash	(64,250)	26,000	220,590
Cost of land and improvements sold	240,946	-	-
Increase (decrease) in accounts payable and accrued expenses	5,625	(1,500)	(30,145)
Increase in payable to related party	191	12,780	-
(Decrease) increase in property tax payable	(17,594)	2	(8,309)
Increase (decrease) in state taxes payable	35,997	719	(42,563)
Net cash provided by (used in) operating activities	992,458	(63,056)	10,497
Cash flows from financing activities - Distributions	(1,086,956)	-	-
Net (decrease) increase in cash and cash equivalents	(94,498)	(63,056)	10,497
Cash and cash equivalents at beginning of year	157,608	220,664	210,167
Cash and cash equivalents at end of year	$63,110	$157,608	$220,664

Supplemental disclosure of cash flow information:
Cash paid during the year for state taxes	$-	$-	$44,600

See accompanying independent auditors' reports.

Index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

  Summary of Significant Accounting Policies

    Organization
    Moore's Lane Properties, Ltd. (the Partnership) was organized on December 10, 1985 as a Tennessee limited partnership to acquire, hold for investment, and sell approximately 174 acres of unimproved real property in Williamson County, Tennessee. On May 30, 1986, a public offering of limited partnership units closed whereby the Partnership issued 7,500 limited partnership units and the original limited partner withdrew. During 1997, general partner W. Gerald Ezell sold his partnership interest, and the Partnership was amended to convert his interest to a "Special Limited" partner interest. His general partner responsibilities were transferred to the remaining general partner, 222 Partners, Inc., (General Partner). The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

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
    Land and Improvements Held for Sale

Land and improvements held for sale are recorded at cost and include approximately 2 acres at December 31, 2003 and 7 acres held at December 31, 2002. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance and property taxes were charged to expense in 2003, 2002, and 2001 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

Effective December 15, 2001 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

    Income Taxes

No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. The partnership pays state taxes on earnings from Tennessee operations.
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

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2003, 2002, and 2001, the Partnership had no components of other comprehensive income (loss). Accordingly, other comprehensive income (loss) for each of the years was the same as net income (loss).

    Recently Issued Accounting Standards

During 2003, the Partnership adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

2. Restricted Cash

At December 31, 2003 and 2002, the Partnership has restricted cash balances of and $96,502 and $32,252, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

3. Moore's Lane Venture Associates

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
  Related Party Transactions

Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Sales commission paid to minority interest holder	$45,000	$-	$-
Development fees (Selling expense)	30,000	-	-
Commission paid to affiliate	45,000	-	-
Accounting fees	14,471	14,030	14,500
Partnership and property management fee	15,604	15,604	15,604

  Land and Improvements Held for Sale

The components of land and improvements held for sale are as follows:

	2003	2002
Land and carrying costs	45,313	134,476
Land improvements	77,136	228,919
Cost for Federal income tax	131,814	363,395

  Distributions

On July 16, 2003, the Partnership distributed $750,000 ($100 per unit) to the limited partners, $ 3,369 to the general partner and $ 333,587 to the special limited partners from the sale proceeds. No distributions were made for the year ended December 31, 2002.

index

INDEPENDENT AUDITORS' REPORT

The Partners

Moore's Lane Properties, Ltd.:

Our report on our audit of the 2003 basic financial statements of Moore's Lane Properties, Ltd. appears elsewhere herein. That audit was conducted for the purpose of forming an opinion on the 2003 basic financial statements taken as a whole. The 2003 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2003 information has been subjected to the auditing procedures applied in the audit of the basic 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2003 basic financial statements taken as a whole.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004

Independent Auditors' Report

The Partners

Moore's Lane Properties, Ltd.:

Under date of February 1, 2003, we reported on the consolidated balance sheet of Moore's Lane Properties, Ltd. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the 2002 and 2001 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such 2002 and 2001 information in the financial statement schedule, when considered in relation to the 2002 and 2001 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

Index

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
2 acres in Williamson county, Tennessee	None	$25,820	--	77,135	19,494	122,449	--	$122,449	--	--	12/11/1985

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003 and 2002

(Continued)

	2003	2002	2001
(1) Balance at beginning of Period	$363,395	$363,395	$363,395
Additions during period:
Improvements	--	--	--
Deductions during period:
Cost of land and improvements sold	(240,946)	--	--
Balance at close of period	$122,449	$363,395	$363,395

(2) Aggregate cost for Federal income tax purposes	$131,814	$363,395	$363,395

Index

Exhibit 21. Subsidiaries

MOORE'S LANE PROPERTIES, LTD.

(A Tennessee Limited Partnership)

MOORE'S LANE VENTURE ASSOCIATES

A Tennessee Joint Venture

3310 West End Avenue, Suite 490

Nashville, TN 37203

EIN 62-1310146

index

Exhibit 31.1

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By:/s/ Steven D. Ezell
President and Director
Index

Exhibit 31.2

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting. .

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By:/s/ Michael A. Hartley
Vice President and Director

Index

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Moore's Lane Properties, Ltd.

MOORE'S LANE PROPERTIES, LTD.
	By:	222 PARTNERS, INC.
General Partner
Date: March 30, 2004		By:	/s/ Steven D. Ezell
President and Chief Executive Officer
Date: March 30, 2004		By:	/s/ Michael A. Hartley
Secretary/Treasurer and Chief Financial Officer

Index