Form 10-Q
period 2004-03-31
MOORES LANE PROPERTIES LTD
filed 2004-05-14
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the transition period from ______ to_______________

Commission File Number: 33-3955-A

MOORE'S LANE PROPERTIES, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1271931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
3310 West End Ave, Suite 390 Nashville, Tennessee	37203
(Address of principal executive office)	(Zip Code)

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
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003
Notes to Consolidated Financial Statements for the three months ended March 31, 2004 and 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 4 Disclosure controls and procedures
Item 6. Exhibits and reports on Form 8-K
Signatures

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

ASSETS

Cash	$42,960	$63,110
Restricted cash	94,002	96,502
Land and improvements held for investment	122,449	122,449
Total assets	$259,411	$282,061

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$7,948	$9,125
Payable to a related party	16,214	12,971
Property tax payable	3,126	12,506
State taxes payable	38,753	38,753
Minority interest in consolidated joint venture	100	100

Total liabilities	66,141	73,455

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	109,628	124,964
General partners	2,704	2,704
Special limited partners	80,938	80,938

Total partners' equity	193,270	208,606

Total liabilities and partners' equity	$259,411	$282,061

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003

REVENUE:

Total revenue	$-	$-

EXPENSES:

Property taxes	3,127	14,331
Management fees	3,901	3,901
Legal and accounting fees	6,493	3,250
General and administration expense	315	1,147
Land maintenance	1,500	1,000
Total expenses	15,336	23,629

Net loss before minority interest	(15,336)	(23,629)

Minority interest	-	-

Net loss	$(15,336)	$(23,629)

Net income per limited partner unit	$(2.04)	$(3.15)
Units outstanding	7,500	7,500

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months March 31,
	2004	2003
Cash flows from operating activities:

Net loss	$(15,336)	$(23,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in restricted cash	2,500	10,750
(Decrease) increase in accounts payable	(1,177)	3,250
Increase in payable to related party	3,243	-
Decrease in property tax payable	(9,380)	(21,209)

Net cash used by operating activities	(20,150)	(30,838)

Net decrease in cash	(20,150)	(30,838)

Cash at beginning of period	63,110	157,608

Cash at end of period	$42,960	$126,770

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Three months ended March 31,
	2004	2003
Management fees	$ 3,901	$ 3,901
Accounting fees	3,243	-

C. Comprehensive Income

During the three-month periods ended March 31, 2004, and 2003, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

  Impairment

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

index

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31, 2004

There were no land sales during the first quarter of 2004 and 2003. At March 31, 2004,the Registrant has 2 acres left for sale. Expenses of the Registrant are comparable with prior quarters, except for the decline in property taxes due to the sale of land in 2003.

Financial Condition and Liquidity

At May 1, 2004, the Partnership had unrestricted cash of $17,394 and liabilities to non-affiliated entities of $11,075. The cash is insufficient to fund ongoing operations. At March 31, 2004, the Partnership owns assets with a carrying value of $259,411 and has liabilities of $66,141. If funds are not sufficient in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2004, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2004 and December 31, 2003, the Partnership has restricted cash balances of $94,002 and $96,502 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2004 and December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

index

PART II. OTHER INFORMATION

Item 4. Disclosure controls and procedures

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

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on May 14, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., on May 14, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on May 14, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., on May 14, 2004.

b) The Registrant has not filed a Form 8-K during the three month period ending March 31, 2004.

exhibit

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 14, 2004		By	:/s/ Steven D. Ezell
President

exhibit

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 14, 2004		By	:/s/ Michael A. Hartley
Vice President

exhibit

MOORE'S LANE PROPERTIES, LTD.

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 14, 2004		By	:/s/ Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, LTD. on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: May 14, 2004		By	:/s/ Michael A. Hartley
Vice president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: May 14, 2004	By: Steven D. Ezell
President
Date: May14, 2004	By: Michael A. Hartley
Vice president