Form 10-Q
period 2004-06-30
MOORES LANE PROPERTIES LTD
filed 2004-08-13
CIK 790609

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

JUNE 30, 2004

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
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Cash	$580	$63,110
Restricted cash	94,002	96,502
Land and improvements held for investment	122,449	122,449
Total assets	$217,031	$282,061

LIABILITIES AND PARTNERS' EQUITY
Accounts payable	$2,667	$9,125
Payable to a related party	$33,286	$12,971
Property tax payable	6,253	12,506
State taxes payable	0	38,753
Minority interest in consolidated joint venture	100	100
Total liabilities	42,306	73,455

PARTNERS' EQUITY
Limited partners (7,500 units outstanding)	91,083	124,964
General partners	2,704	2,704
Special limited partners	80,938	80,938
Total partners' equity	174,725	208,606

Total liabilities and partners' equity	$217,031	$282,061

See accompanying notes to consolidated financial statements.

index

 MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUE:
Miscellaneous	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -

EXPENSES:
Property taxes	3,126	8,886	6,253	23,217
Management fees	3,901	3,901	7,802	7,802
Legal and accounting fees	11,683	4,035	18,176	7,285
General and administration expense	(165)	2,426	1,650	4,573
Total expenses	18,545	19,248	33,881	42,877

Net loss before minority interest	(18,545)	(19,248)	(33,881)	(42,877)
Minority Interest	0	0	0	0
Net Loss	$(18,545)	$(19,248)	$(33,881)	$(42,877)

Net income per limited partner unit	(2.47)	(2.57)	(4.52)	(5.72)
Units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2,004	2,003
Cash flows from operating activities:
Net loss	$(33,881)	$(42,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in restricted cash	2,500	10,750
(Decrease) increase in accounts payable	(6,458)	6,309
Decrease in state taxes payable	(38,753)	(1,348)
Increase (decrease) in payable to related party	20,315	(12,780)
Decrease in property tax payable	(6,253)	(12,318)
Net cash from operating activities	(62,530)	(52,264)

Net decrease in cash	(62,530)	(52,264)
Cash at beginning of period	63,110	157,608
Cash at end of period	$580	$105,344

See accompanying notes to consolidated financial statements.

index

 MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Six months ended June 30,
	2004	2003
Management fees	$ 7,802	$ 7,802
Accounting fees	13,495	12,971

C. Comprehensive Income

During the six-month periods ended June 30, 2004, and 2003, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter ended June 30, 2004

There were no land sales during the first six months of 2004 and 2003. At June 30, 2004,the Registrant has 2 acres left for sale. Expenses of the Registrant are comparable with prior quarters, except for the decline in property taxes due to the sale of land in 2003. The increase in legal and accounting fees is due to legal expenses associated with the sale of land in 2003.

Financial Condition and Liquidity

At June 30, 2004, the Partnership had unrestricted cash of $ 580 and liabilities to non-affiliated entities of $ 8,920. The cash is insufficient to fund ongoing operations. At June 30, 2004, the Partnership owns assets with a carrying value of $217,031 and has liabilities of $42,206. If funds are not sufficient in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2004, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2004 and December 31, 2003, the Partnership has restricted cash balances of $94,002 and $96,502 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2004 and December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Item 6. Exhibits and reports on Form 8-K

Exhibit

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on August 16, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., on August 16, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on August 16, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., on August 16, 2004.

b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2004.

  index

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 16, 2004		By	:/s/ Steven D. Ezell
President

index

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 16, 2004		By	:/s/ Michael A. Hartley
Vice President

index

MOORE'S LANE PROPERTIES, LTD.

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 16, 2004		By	:/s/ Steven D. Ezell
President

index

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, LTD. on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: August 16, 2004		By	:/s/ Michael A. Hartley
Vice president

 index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: August 16, 2004	By: Steven D. Ezell
President
Date: August 16, 2004	By: Michael A. Hartley
Vice president