Form 10-Q
period 2004-09-30
MOORES LANE PROPERTIES LTD
filed 2004-11-15
CIK 790609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 33-3955-A

      Moore's Lane Properties, Ltd.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1271931 (IRS Employer Identification Number)

3310 West End Avenue, Suite 490 Nashville, Tennessee 37203 (Address of principal executive offices)

(615) 292-1040
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X        No       .

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes              No    X .

As of November 15, 2004, there were 7,500 outstanding Units of Limited Partnership Interest.

PART I. FINANCIAL INFORMATION
MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
(Unaudited)

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

ASSETS

Cash	$677	$63,110
Restricted cash	94,002	96,502
Land and improvements held for sale	122,449	122,449

Total assets	$$217,128	$$282,061
	================	===============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$6,583	$9,125
Payable to a related party	44,728	12,971
Property tax payable	9,380	12,506
State taxes payable		38,753
Minority interest in consolidated joint venture	100	100

Total liabilities	60,791	73,455

PARTNERS' EQUITY

Limited partners (7,500 units outstanding)	72,695	124,964
General partner	2,704	2,704
Special limited partners	80,938	80,938

Total partners' equity	156,337	208,606

Total liabilities and partners' equity	$217,128	$282,061
	================	===============

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ending			For the nine months ending
	September 30,
		2004	2003		2004	2003

REVENUE:

Sale proceeds	$		$1,500,000	$		$1,500,000
Closing costs			125,065			125,065
Cost of land sold			240,945			240,945

Gain on sale of land			1,133,990			1,133,990

Miscellaneous			0		0	0

Total revenue		$0	$1,133,990		$0	$1,133,990

EXPENSES:

Property taxes		3,127	8,890		9,380	32,107
Management fees		3,901	3,901		11,703	11,703
Legal and accounting fees		8,160	3,941		26,336	11,225
General and administration expense		2,823	4,123		4,473	8,696
State taxes		377	37,346		377	37,346

Total expenses		18,388	58,201		52,269	101,077

Net (loss)income before minority interest		(18,388)	1,075,789		(52,269)	1,032,913
Minority Interest		0	221,000		0	221,000

Net (loss) income		$(18,388)	$854,789		$(52,269)	$811,913
		========= =	=========		========= =	=========
Net (loss) income per limited partner unit		$(2.45)	$113.97		$(6.97)	$108.26
Units outstanding		7,500	7,500		7,500	7,500

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ending September 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(52,269)	$1,032,913
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) in restricted cash	2,500	(64,250)
Decrease in accounts payable	(2,542)	(3,500)
Cost of land sold	--	240,946
(Decrease ) increase in state taxes payable	(38,753)	35,997
Increase (decrease) in payable to related party	31,757	(3,905)
Decrease in property tax payable	(3,126)	(15,959)

Net cash (used) provided by operating activities	(62,433)	1,222,242

Cash flows from financing activities:
Cash distribution to minority interest owner	--	(221,000)
Cash distributions to general and limited partners	--	(1,086,957)

Net cash used in financing activities	--	(1,307,957)

Net decrease in cash	(62,433)	(85,715)

Cash at beginning of period	63,110	157,608
Cash at end of period	$677	$71,893
	=============	=================

See accompanying notes to consolidated financial statements.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been  actively involved in managing the Partnership's operations.  Compensation earned for these services were as follows:

	Nine months ended September 30,
	2004	2003
Management fees	$11,703	$11,703
Accounting fees	14,495	13,971

C. Comprehensive Income

During the nine-month periods ended September 30, 2004 and 2003, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

D. Impairment

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter ended September 30, 2004

There were no land sales during the first nine months of 2004. On July 8, 2003, the Registrant sold 5 acres of land for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners of the joint venture. At September 30, 2004,the Registrant has 2 acres left for sale. Expenses of the Registrant are comparable with prior quarters, except for the decline in property taxes due to the sale of land in 2003. The large state tax expense in 2003 is due to excise tax on the sale in 2003. The increase in legal and accounting fees is due to legal expenses associated with the sale of land in 2003.

Financial Condition and Liquidity

At September 30, 2004, the Partnership had unrestricted cash of $ 677 and liabilities to non-affiliated entities of $ 9,380. The cash is insufficient to fund ongoing operations. At September 30, 2004, the Partnership owns assets with a carrying value of $217,128 and has liabilities of $61,991. If funds are not sufficient in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2004, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2004 and December 31, 2003, the Partnership has restricted cash balances of $94,002 and $96,502 to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2004 and December 31, 2003, the Partnership has $35,000 and $0 borrowed from the General Partner, respectively. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 4. Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice-president of the General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on November 15, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice-president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on November 15, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on November 15, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice-president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd. on November 15, 2004.

b) The Registrant has not filed a Form 8-K during the nine month period ending September 30, 2004.

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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 15, 2004		By:	:/s/ Steven D. Ezell
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

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 15, 2004		By:	:/s/ Michael A. Hartley
Vice President

MOORE'S LANE PROPERTIES, LTD.

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd., on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, serving as the President of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 15, 2004		By:	:/s/ Steven D. Ezell
President

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Moore's Lane Properties, Ltd. on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, serving as the the Vice president of 222 Partners, Inc., the general partner of Moore's Lane Properties, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MOORE'S LANE PROPERTIES, LTD.
	By:		222 PARTNERS, INC.
General Partner
Date: November 15, 2004		By:	:/s/ Michael A. Hartley
Vice President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 PARTNERS, INC.
General Partner
Date: November 15, 2004	By: Steven D. Ezell
President
Date: November 15, 2004	By: Michael A. Hartley
Vice-president