Form 10-K
period 2004-12-31
MOORES LANE PROPERTIES LTD
filed 2005-03-29
CIK 790609

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-3955-A

Moore's Lane Properties, Ltd.

(Exact name of registrant as specified in its charter)

Tennessee	62-1271931

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue, Suite 490 Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (615) 292-1040

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of April 22, 1986. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 22, 1986. As filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

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

Narrative Description of Business

As of December 31, 2004, the Joint Venture owned approximately 2 sellable acres of partially developed land in Franklin, Tennessee. The Property is held for sale. The Property is included in the 1,150-acre Cool Springs Corporate and Retail Center.

The development of the Property is complete. This work included construction of several major roads and interchanges, grading and utility installation.

Competition:

The Cool Springs Corporate and Retail Center includes retail, office and mixed commercial uses similar to those considered suitable for the Property. Most of the property in this area is developed. The Registrant's property is one of a few remaining sites left undeveloped.

The Registrant has no employees. Management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2004, the Joint Venture, of which the Registrant has a controlling interest, owned 2 acres of land in Franklin, Williamson County, Tennessee. The Property is included in the Cool Springs Retail and Corporate Center. The Property is located along the perimeter of the Cool Springs Galleria Mall.

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

Item 6. Selected Financial Data
	For the Year Ending December 31,
	2004	2003	2002	2001	2000

Total revenue	0	$1,134,173	$1,318	$6,095	$1,056,726
Net income (loss)	(74,744)	791,543	(101,057)	(129,076)	661,700
Net income (loss) per limited partner unit	($9.87)	$70.29	($9.30)	($11.88)	$60.88
Total assets	$217,393	282,061	553,255	642,311	852,404
Cash distributions per limited partner unit	$--	$100.00	$--	$--	$110.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

There were no sales during 2004. On July 8, 2003, the Registrant sold 5 acres of land for gross proceeds of $1.5 million. Of the proceeds, approximately $1.3 million was distributed to the partners of the joint venture. The remaining proceeds were retained to meet operating expenses. The Registrant has 2 acres left for sale. There were no sales of Property during 2002.

Operations

Other than the sales activity noted above, operations of the Registrant are comparable in 2004, 2003, and 2002, except for the following. The decline in property taxes is due to the sale of land in 2003. The large state tax expense in 2003 is due to excise tax on the gain from sale in 2003. The decrease in interest income during the years is due to lower interest rates and lower cash balances held during the year, especially in the restricted cash-escrow accounts. Interest expense in 2004 is on the amounts due to affiliates.

Liquidity and Capital Resources

At December 31, 2004, the Registrant had $942 in cash to meet its 2005 operating expenses. The General Partner believes that this cash balance is not sufficient to meet the operational needs of the Registrant for the year 2005. The General Partners will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available through land sales.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, no impairment charge was necessary at December 31, 2004.

Contractual Obligations and Commitments

At December 31, 2004, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2004 and 2003, the Partnership has restricted cash balances of $94,002 and $96,502, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments were made. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2004, the Partnership owed $60,170 to the General Partner for cash advances and deferred fees. Transactions with the General Partner and affiliates are discussed in Note 4 to the financial statements.

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4, 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4, 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K as filed on April 17, 2003.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17, 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17, 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

The executive officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell, age 52, serves as a director, president and sole shareholder of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Service Corporation. He was active for the four years prior to joining Landmark in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. He is the son of W. Gerald Ezell.

Michael A. Hartley, age 45, is Secretary/Treasurer and Vice President of the corporate general partner. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He also serves as Vice President and 50% owner of Landmark Realty Services Corporation. For the three years prior to joining Landmark, Mr. Hartley was a Vice President of Dean Witter Realty Inc., a New York-based real estate investment company.

Item 11. Executive Compensation

During 2004, the Registrant was not required to and did not pay remuneration to any partners of the General Partners or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions." The General Partners do participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
As of February 28, 2005, no person or "group" ( as that term is used in Section 3 (d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant. Also as of the above date, no director of 222 Partners, Inc. was known by the Registrant to beneficially own any of the units of the Registrant. There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2004, earned or received compensation or payments for services from the Registrant in excess of $60,000.

For a listing of miscellaneous transactions with affiliates refer to Note 4 of the notes to Consolidated Financial Statements herein.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $15,000 and $13,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2004 and 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2004 and 2003.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2004 and 2003, for products and services other than those products and services described above.

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
Reports of Independent Registered Public Accounting Firms
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Partners' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedule
Reports of Independent Registered Public Accounting Firms
Schedule III - Real Estate and Accumulated Depreciation
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30 2005.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30 2005.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Michael A. Hartley, the Vice President of 222 Partners, Inc., the General Partner of Moore's Lane Properties, Ltd. on March 30 2005.

(b)	No reports on Form 8-K have been filed during the last quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By:/s/ Steven D. Ezell
President and Director
DATE: March 30, 2005	By:/s/ Michael A. Hartley
Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By:/s/ Steven D. Ezell
President and Director
DATE: March 30, 2005	By:/s/ Michael A. Hartley
Vice President and Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to section 12 of the Act:

No annual report or proxy material has been sent to security holders.

index

Report of Independent Registered Public Accounting Firm

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated balance sheets of Moore's Lane Properties, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Moore's Lane Properties, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Moore's Lane Properties, Ltd.:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of Moore's Lane Properties, Ltd. (a limited partnership) and subsidiary for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Moore's Lane Properties, Ltd. and subsidiary for the year ended December 31, 2002, in conformity with U. S. generally accepted accounting principles.

KPMG LLP

Nashville, Tennessee

February 1, 2003

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,
Assets	2004	2003

Cash and cash equivalents	$942	$63,110
Restricted cash	94,002	96,502
Land and improvements held for sale	122,449	122,449

Total assets	$217,393	$282,061

Liabilities and Partners' Equity

Liabilities:
Property taxes payable	$12,761	$12,506
Payable to related party	60,170	12,971
Accounts payable and accrued expenses	10,500	9,125
State taxes payable	0	38,753
Minority interest in consolidated joint venture	100	100

Total liabilities	83,531	73,455

Partners' equity:
Limited partners (7,500 units outstanding)	50,967	124,964
General Partners	1,957	2,704
Special limited partner	80,938	80,938

Total partners' equity	133,862	208,606

Total liabilities and partner's equity	$217,393	$282,061

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
Revenue	2004	2003	2002

Sales:
Sales of land and improvements	$--	$1,500,000	$--
Cost of land and improvements sold	--	(240,946)	--
Selling expenses	--	(125,064)	--

Gain on land sale	--	1,133,990	--
Interest income	--	183	1,068
Miscellaneous income	--	--	250

Total revenue	--	1,134,173	1,318

Expenses

Property taxes	12,761	30,473	35,564
Partnership and property management fee	15,604	15,604	15,604
Legal and accounting	33,995	27,946	40,060
General and administrative	3,383	6,661	3,915
Architect and engineering fees	--	--	275
Land maintenance	6,675	3,600	4,725
State taxes	377	37,346	2,232
Interest expense	1,949	--	--

Total expenses	74,744	121,630	102,375

Income(Loss) before minority interest	(74,744)	1,012,543	(101,057)
Minority interest	--	221,000	--

Net (loss) income	$(74,744)	$791,543	$(101,057)

Net (loss) income allocated to:
General Partner	(747)	2,650	(314)
Special limited partner		261,702	(31,014)
Limited partners	(73,997)	527,191	(69,729)

Net income(loss) per limited partner unit	$(9.87)	$70.29	$(9.30)
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY

(A Limited Partnership)

Consolidated Statements of Partners' Equity

Years ended December 31, 2004, 2003 and 2002

	Units	Limited Partners	Special Limited Partner	General Partner	Total

Balance at December 31, 2001	7,500	$417,502	$183,837	$3,737	$605,076
Net loss		(69,729)	(31,014)	(314)	(101,057)
Balance at December 31, 2002	7,500	347,773	152,823	3,423	504,019
Cash distributions		(750,000)	(333,587)	(3,369)	(1,086,956)
Net income		527,191	261,702	2,650	791,543
Balance at December 31, 2003	7,500	124,964	80,938	2,704	208,606
Net income		(73,997)		(747)	(74,744)
Balance at December 31, 2004	7500	$50,967	$80,938	$1,957	$133,862

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
Cash flows from operating activities:	2004	2003	2002

Net (loss)income	$(74,744)	$791,543	$(101,057)
Adjustments to reconcile net (loss)income to net cash from Operating activities:
Decrease in restricted cash	2,500	(64,250)	26,000
Cost of land and improvements sold		240,946	-
(Decrease) increase in accounts payable and accrued expenses	1,375	5,625	(1,500)
Increase in payable to related party	47,199	191	12,780
(Decrease) increase in property tax payable	255	(17,594)	2
(Decrease) increase in state taxes payable	(38,753)	35,997	719

Net cash from operating activities	(62,168)	992,458	(63,056)

Cash flows from financing activities - Distributions	--	(1,086,956)	--

Net decrease in cash and cash equivalents	(62,168)	(94,498)	(63,056)
Cash and cash equivalents at beginning of year	63,110	157,608	220,664
Cash and cash equivalents at end of year	$942	$63,110	$157,608

Supplemental disclosure of cash flow information:
Cash paid during the year for state taxes	$32,250	$1,348	$--
Cash paid during the year for interest	1,949	--	--

See accompanying notes to consolidated financial statements.

index

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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
    Land and Improvements Held for Sale

Land and improvements held for sale are recorded at cost and include approximately 2 acres at December 31, 2004 and 2003. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest, insurance and property taxes were charged to expense in 2004, 2003, and 2002 since development was substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of the tract.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell which significantly impact the estimated Fair Value.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

  Summary of Significant Accounting Policies (continued)

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

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2004, 2003, and 2002, the Partnership had no components of other comprehensive (loss) income. Accordingly, other comprehensive (loss) income for each of the years was the same as net (loss) income.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

  Summary of Significant Accounting Policies (continued)

    Recently Issued Accounting Standards

During 2003, the Partnership adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2004), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

MOORE'S LANE PROPERTIES, LTD. AND SUBSIDIARY
(A Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

  Restricted Cash

  At December 31, 2004 and 2003, the Partnership has restricted cash balances of and $94,002 and $96,502, respectively, to be used to fund property improvements, consisting of road and utility work, and property taxes. The restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

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

  Related Party Transactions

Affiliates of the General Partner receive fees and commissions as consideration for performing certain services. Expenses incurred for these services during 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Sales commission paid to minority interest holder	$--	$45,000	$-
Development fees (Selling expense)	--	30,000	-
Commission paid to affiliate	--	45,000	-
Accounting fees	14,995	14,471	14,030
Partnership and property management fee	15,604	15,604	15,604

  Land and Improvements Held for Sale

  The components of land and improvements held for sale at December 31, 2004 and 2003 was $122,449. The aggregate cost for federal income tax purposes of land and improvements held for sale was $131,814 at December 31, 2004 and 2003.

  Distributions

No distributions were made for the years ended December 31, 2004 or 2002. On July 16, 2003, the Partnership distributed $750,000 ($100 per unit) to the limited partners, $ 3,369 to the general partner and $ 333,587 to the special limited partners from the sale proceeds.

index

Report of Independent Registered Public Accounting Firm

The Partners

Moore's Lane Properties, Ltd.:

Our report on our audits of the 2004 and 2003 basic financial statements of Moore's Lane Properties, Ltd. appears elsewhere herein. The audits were conducted for the purpose of forming an opinion on the 2004 and 2003 basic financial statements taken as a whole. The 2004 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2004 and 2003 information has been subjected to the auditing procedures applied in the audits of the basic 2004 and 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2004 and 2003 basic financial statements taken as a whole.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Moore's Lane Properties, Ltd.:

Under date of February 1, 2003, we reported on the consolidated statements of operations, partners' equity, and cash flows of Moore's Lane Properties, Ltd. and subsidiary for the year ended December 31, 2002. The consolidated financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the 2002 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such 2002 information in the financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

index

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004

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

See accompanying reports of independent registered public accounting firms.

MOORE'S LANE PROPERTIES, LTD. and Subsidiary

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004, 2003 and 2002

(Continued)

	2004	2003	2002
(1) Balance at beginning of Period	$122,449	$363,395	$363,395
Additions during period:
Improvements	--	--	--
Deductions during period:
Cost of land and improvements sold	--	(240,946)	--
Balance at close of period	$122,449	$122,449	$363,395

(2) Aggregate cost for federal income tax purposes	$131,814	$131,814	$363,395

See accompanying reports of independent registered public accounting firms.

index

Exhibit 21. Subsidiaries

MOORE'S LANE PROPERTIES, LTD.

(A Tennessee Limited Partnership)

MOORE'S LANE VENTURE ASSOCIATES

A Tennessee Joint Venture

3310 West End Avenue, Suite 490

Nashville, TN 37203

EIN 62-1310146

Exhibit 31.1

index

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

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By:/s/ Steven D. Ezell
President and Director

Exhibit 31.2

index

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

MOORE'S LANE PROPERTIES, LTD.
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By:/s/ Michael A. Hartley
Vice President and Director

index

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Moore's Lane Properties, Ltd.

MOORE'S LANE PROPERTIES, LTD.
	By:	222 PARTNERS, INC.
General Partner
Date: March 30, 2005		By:	/s/ Steven D. Ezell
President and Director
Date: March 30, 2005		By:	/s/ Michael A. Hartley
Vice President and Director